Form 10-Q
period 2019-09-30
CNS Pharmaceuticals, Inc.
filed 2019-12-20
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number 001-39126

CNS Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	82-2318545
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 West Loop South, Suite 900 Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

800-946-9185

(Registrant's Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer [X] Smaller Reporting Company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNSP	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,450,234 as of December 20, 2019.

EXPLANATORY NOTE

CNS Pharmaceuticals, Inc. (the “Company”) became subject to the filing requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) when its Registration Statement on Form 8-A became effective on November 7, 2019 (the “Effective Date”). The Company’s Registration Statement on Form S-1 (File No. 333-232443), filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2019, as amended (“Form S-1”), included financial statements for the fiscal years ended December 31, 2018 and 2017 and for the six month periods ended June 30, 2019 and 2018. This Quarterly Report on Form 10-Q is being filed pursuant to Rule 13a-13 of the Exchange Act, in order to file financial statements for the third fiscal quarter subsequent to the most recent periods reported in the Form S-1.

i

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$630,109	$282,736
Restricted cash	269,399	272,397
Prepaid expenses	456,355	33,000
Deferred issuance cost	34,500	–
Total current assets	1,390,363	588,133

Fixed Assets:
Furniture and equipment, net	7,512	–

Long-Term Assets:
Deferred issuance cost	–	95,200

Total Assets	$1,397,875	$683,333

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$278,341	$128,071
Accounts payable - related party	10,000	794
Accrued expenses	46,069	23,599
Convertible notes payable, net of discount	300,000	281,918
Notes payable	–	35,000
SAFE agreements	763,249	763,249
Total current liabilities	1,397,659	1,232,631

Total Liabilities	1,397,659	1,232,631

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 13,587,004 and 12,694,504 shares issued and outstanding, respectively	13,587	12,695
Additional paid-in capital	8,947,753	7,049,268
Accumulated deficit	(8,961,124)	(7,611,261)
Total Stockholders' Equity (Deficit)	216	(549,298)

Total Liabilities and Stockholders' Equity (Deficit)	$1,397,875	$683,333

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Operating expenses:
General and administrative	$420,191	$165,305	$939,306	$651,937
Research and development	278,903	4,600	369,940	21,267

Total operating expenses	699,094	169,905	1,309,246	673,204

Loss from operations	(699,094)	(169,905)	(1,309,246)	(673,204)

Other expenses:
SAFE agreement expenses	–	–	–	(54,454)
Interest expense	(7,561)	(10,632)	(22,535)	(17,983)
Amortization of debt discount	–	(12,667)	(18,082)	(14,745)

Net loss	$(706,655)	$(193,204)	$(1,349,863)	$(760,386)

Loss per share - basic and diluted	$(0.05)	$(0.02)	$(0.10)	$(0.07)
Weighted average shares outstanding - basic and diluted	13,573,817	10,493,913	13,173,180	10,493,913

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2018	12,694,504	$12,695	$7,049,268	$(7,611,261)	$(549,298)

Stock-based compensation	–	–	44,016	–	44,016

Net loss	–	–	–	(211,501)	(211,501)

Balance March 31, 2019	12,694,504	12,695	7,093,284	(7,822,762)	(716,783)

Common stock issued for cash, net	767,500	767	1,406,402	–	1,407,169

Common stock issued for services	75,000	75	49,105	–	49,180

Stock-based compensation	–	–	69,845	–	69,845

Net loss	–	–	–	(431,707)	(431,707)

Balance June 30, 2019	13,537,004	13,537	8,618,636	(8,254,469)	377,704

Common stock issued for cash	50,000	50	99,950	–	100,000

Common stock issued for services	–	–	56,250	–	56,250

Stock-based compensation	–	–	172,917	–	172,917

Net loss	–	–	–	(706,655)	(706,655)

Balance September 30, 2019	13,587,004	$13,587	$8,947,753	$(8,961,124)	$216

Balance December 31, 2017	10,270,667	$10,271	$150,559	$(219,362)	$(58,532)

Common stock issued for cash	260,337	260	390,240	–	390,500

Common stock issued for services	5,000	5	7,495	–	7,500

Stock-based compensation	–	–	5,198	–	5,198

Net loss	–	–	–	(309,699)	(309,699)

Balance March 31, 2018	10,536,004	10,536	553,492	(529,061)	34,967

Placement agent warrants issued with convertible notes	–	–	15,163	–	15,163

Stock-based compensation	–	–	9,510	–	9,510

Net loss	–	–	–	(257,483)	(257,483)

Balance June 30, 2018	10,536,004	10,536	578,165	(786,544)	(197,843)

Beneficial conversion feature and warrant issuance	–	–	–	–	–

Stock-based compensation	–	–	44,016	–	44,016

Net loss	–	–	–	(193,204)	(193,204)

Balance September 30, 2018	10,536,004	$10,536	$622,181	$(979,748)	$(347,031)

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Cash Flows from Operating Activities:
Net loss	$(1,349,863)	$(760,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	286,778	58,724
Common stock issued for services	105,430	7,500
SAFE agreement accrued expenses	–	54,454
Amortization of debt discount	18,082	14,745
Deferred financing cost	102,225	–
Depreciation	865	–
Changes in operating assets and liabilities:
Prepaid expenses	(423,355)	51,651
Accounts payable	150,270	48,295
Accounts payable-related party	9,206	(15,000)
Accrued expenses	22,470	(16,875)
Net cash used in operating activities	(1,077,892)	(556,892)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(8,377)	–
Net cash used in financing activities	(8,377)	–

Cash Flows from Financing Activities:
Payment of deferred issuance cost	(41,525)	(101,200)
Proceeds from convertible debt	–	300,000
Payment of placement agent fee	–	(21,000)
Payments on notes payable	(35,000)	–
Proceeds from SAFE agreements	–	586,675
Proceeds from common stock issuance	1,507,169	390,500
Net cash provided by financing activities	1,430,644	1,154,975

Net change in cash and cash equivalents and restricted cash	344,375	598,083

Cash and cash equivalents and restricted cash, at beginning of period	555,133	110,543

Cash and cash equivalents and restricted cash, at end of period	$899,508	$708,626

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,993	$–
Cash paid for income taxes	$–	$–

Non-cash transactions
Placement agent warrants issued with convertible notes payable	$–	$15,163

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Unaudited Financial Statements

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (the “Company”) is a pharmaceutical company organized as a Nevada corporation on July 27, 2017 to focus on the clinical development of anti-cancer drug candidates.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2018 included in our Form S-1 filed with the SEC on October 7, 2019 (“Form S-1”).  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. On November 13, 2019, the Company closed its initial public offering (“IPO”) of 2,125,000 shares of its common stock at a price to the public of $4.00 per share, followed shortly by the exercise of the over-allotment option issued to the underwriter which resulted in an additional 318,750 shares of common stock being issued at the IPO price of $4.00 per share. Management believes that the proceeds from the IPO and its cash on hand are sufficient to fund its planned operations beyond the near term. These factors alleviate the substantial doubt regarding the Company’s ability to continue as a going concern as previously reported.

Restricted Cash - The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows. Restricted cash are funds related to the SAFE agreements that will not be released to the Company until successfully acquiring the patent rights from HPI and upon the Company’s spending on Phase II clinical trials of an amount equal to at least half of the escrow funds prior to December 28, 2019. The Company successfully met the release requirements of the restricted cash upon the closing of the IPO on November 13, 2019 and as such the funds have now been released to the Company

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$630,109	$282,736
Restricted cash	269,399	272,397
Total	$899,508	$555,133

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the nine months ended September 30, 2019, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included notes convertible into 200,000 common shares, warrants to purchase 3,837,880 common shares, and options to purchase 1,564,500 common shares. For the nine months ended September 30, 2018, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included notes convertible into 4,260,942 common shares, warrants to purchase 1,220,059 common shares, and options to purchase 675,000 common shares.

Recent Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption. The adoption of this standard did not have an impact on the Company’s financial statements due to the lack of lease agreements for the Company at this time.

Note 3 –Notes Payable

Convertible Notes Payable

On June 14, 2018, the Company entered into an agreement to issue a 10% convertible note in an aggregate of $300,000 in principal amount of convertible notes, which principal and accrued interest automatically converted into shares of common stock upon the closing of a public offering at a conversion rate of $1.50 per share. In conjunction with this convertible note payable a placement fee of 14,000 warrants were issued. The warrants have a 5-year life and an exercise price of $1.50. These warrants were recorded for $15,163 as a debt discount. In addition, $21,000 of placement agent fees were paid related to this note which was also recorded as a debt discount. As of September 30, 2019, the discount was fully amortized. On November 13, 2019, upon the closing of the IPO, the 10% convertible note of $300,000 in principal plus accrued interest of $42,494 automatically converted into 228,329 shares of common stock at a conversion rate of $1.50 per share.

Notes Payable

During 2017, the Company issued two notes payable for total cash proceeds of $35,000. The notes bore interest at the rate of 10% per year and originally matured on January 31, 2018. Prior to maturity, the notes were extended through September 30, 2018, and again extended through December 31, 2018. The notes and accrued interest were paid in full in January 2019.

Note 4 – SAFE Agreements

During the year ended December 31, 2018, the Company entered into SAFE agreements (Simple Agreement for Future Equity) with investors through a Regulation Crowdfunding campaign in exchange for cash investments totaling $628,558. Upon an initial public offering of the Company’s common shares or a change of control, the amount invested under the SAFE agreements automatically converted into the Company’s common shares. The number of shares the SAFE agreement investors received was based on a 16% discount to the pricing in the triggering equity financing. The SAFE agreements did not limit the number of shares that the issuer could be required to issue upon conversion. The SAFE agreements had no interest rate or maturity date and the SAFE investors had no voting right prior to conversion.

In accordance with the SAFE agreements, 50% of the funds raised, net of all fees associated with the use of a campaign platform was held in an escrow account and are included in Restricted Cash. The escrow funds were released to the Company upon successfully acquiring the patent rights from HPI and upon the Company’s spending on Phase II clinical trials of an amount equal to at least half of the escrow funds prior to December 28, 2019. If the escrow funds were not released to the Company before December 28, 2019, the funds were to be distributed to the SAFE agreement investors. Such distribution would not have reduced the number of common shares that the investors would receive upon conversion.

As of September 30, 2019, the SAFE agreements had not yet converted as a qualifying financing had not yet occurred. The SAFE agreements are recorded as a liability until conversion occurs. On November 13, 2019, upon the closing of the IPO, the amount invested under the SAFE agreements automatically converted into 191,151 common shares, and the funds held in escrow have been released to the Company.

Note 5 – Equity

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “Plan”). The Plan allows for the Board of Directors to grants various forms of incentive awards for up to 2,000,000 shares of common stock. No key employee may receive more than 500,000 shares of common stock (or options to purchase more than 500,000 shares of common stock) in a single year.

On June 28, 2019, the Board of Directors approved a grant 889,500 to officers and employees of the Company. The options will vest in four equal annual installments beginning on the first anniversary following issuance. The options have a ten-year term and have an exercise price of $2.00 per share. The fair value of the options at issuance was $1,631,737.

During the nine months ended September 30, 2019 and 2018, the Company recognized $237,432 and $58,724 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2019, the Company had $1,899,006 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the nine months ended September 30, 2019:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2018	675,000	$0.91
Granted	889,500	2.00
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2019	1,564,500	$1.53

The following table discloses information regarding outstanding and exercisable options at September 30, 2019:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$2.00	889,500		9.75	–
$1.50	400,000		8.67	150,751
$0.045	275,000		8.15	146,723
Total	1,564,500	$1.53	9.19	297,474	$0.78

As of September 30, 2019, the aggregate intrinsic value of options vested and outstanding was $362,219. As of September 30, 2019, there are 435,500 awards remaining to be issued under the Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2019:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2018	3,674,130	$4.08
Granted	163,750	1.85
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2019	3,837,880	$3.99

In April 2019, the Company entered into two consulting agreements with consultants to provide services and advice related to company operations, investor relations, marketing, corporate structure, financing and public markets. The initial term of the agreement is eighteen months. As consideration for entering into this agreement the Company issued each consultant 50,000 common stock warrants with a term of five years and an exercise price of $1.75. The warrants vest over an eighteen-month period in equal monthly installments provided that the consultant is providing services on each vesting date. In addition, each consultant will earn $5,000 per month for these services. Payment of the cash portion of the fee accrued until the Company completed its initial public offering.

The common stock warrants were valued at $161,500 and will be recognized over the 18-month vesting term. During the nine months ended September 30, 2019, $49,346 has been recognized as an expense. At September 30, 2019, the Company had $112,154 of unrecognized expenses related to options.

The following table discloses information regarding outstanding and exercisable warrants at September 30, 2019

	Outstanding			Exercisable
Exercise Price	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$11.00	1,206,059		2.89	1,206,059
$2.00	63,750		4.68	63,750
$1.75	100,000		4.54	11,111
$1.50	14,000		3.70	14,000
$0.70	2,454,071		4.25	2,454,071
Total	3,837,880	$3.99	3.84	3,748,991	$4.04

As of September 30, 2019, the aggregate intrinsic value of warrants vested and outstanding was $3,200,070.

Other

On April 11, 2019, the Company’s board of directors approved a private placement of up to a maximum of 817,500 shares of common stock at $2.00 per share. As of September 30, 2019, 817,500 shares had been sold for proceeds net of fundraising expenses of $1,507,169.

On April 17, 2019, the Company entered into an agreement with a foreign registered broker dealer to assist in fundraising on the Company’s behalf. Fees for these services consisted of a cash fee of 10% of amounts raised and an equity fee of 10% of the amounts raised. The equity fee will be payable in five-year common stock warrants with an exercise price of $2.00 per share. As of September 30, 2019, 63,750 warrants with a fair value of $101,206 were issued under this agreement.

On April 10, 2018, the Company engaged Boustead Securities, LLC (“Boustead”) to act as exclusive financial advisor related to the Company’s IPO. The agreement expired in April 2019 prior to the Company completing its IPO. In addition, an entity related to Boustead is a holder of the Company’s outstanding convertible debt as of September 30, 2019.

On April 11, 2019, the Company entered into a consulting agreement with a consultant to provide services and advice related to social media, investor relations, marketing and public markets. The initial term of the agreement is twelve months. As consideration for entering into this agreement the Company issued a total of 75,000 shares of common stock. The shares will vest over an eight-month period in equal monthly installments provided that the consultant is providing services on each vesting date. If the agreement is terminated prior to full vesting the Company shall have the right to repurchase unvested shares from the consultant for $0.001 per share. During the nine months ended September 30, 2019, $105,430 of expense has been recognized related to this agreement.

On June 3, 2019, the Company engaged The Benchmark Company, LLC (“Benchmark”) to act as exclusive financial advisor related to the Company’s IPO. Benchmark was compensated with a success fee of 7% of the gross offering proceeds, expense allowance of 1% of the gross offering proceeds and warrants equal to 7% of the shares sold with a five-year term and an exercise price equal to the price of the initial public offering. In addition, the Company agreed to reimburse Benchmark for expenses. The agreement can be terminated by either party with 30 days written notice.

Note 6 – Commitments and Contingencies

Employment and Consulting Agreements

On September 1, 2017, the Company entered into an employment agreement with Mr. John Climaco pursuant to which Mr. Climaco agreed to serve as Chief Executive Officer of the Company commencing on such date for an initial term of three years. The agreement provides for an initial annual salary of $150,000. The annual salary increased at the completion of the Company’s initial public offering to an annual salary of $300,000. Pursuant to the employment agreement, the Company and Mr. Climaco agreed to issue Mr. Climaco 900,000 shares of common stock in exchange for $900, which purchase was finalized on September 30, 2017. The common shares could have been reacquired by the Company if employment was terminated prior to the initial public offering. After the completion of the initial public offering a portion of the shares may be reacquired by the Company if employment is terminated prior to the expiration of the agreement. Effective March 1, 2019, the employment agreement was amended to increase the annual salary to $186,000 and establish Mr. Climaco as a full-time employee. Effective June 28, 2019, the employment agreement was amended to increase the annual base salary to $440,000 and Mr. Climaco will be entitled to a cash bonus with a target of 55% of his base salary following the initial public offering.

On July 27, 2017, the Company entered into a consulting agreement with a company owned by Mr. Matthew Lourie pursuant to which Mr. Lourie agreed to serve as Chief Financial Officer of the Company on a part time basis commencing on such date for an initial term of one year, which will be automatically renewed for additional one-year terms unless either party chooses to cancel the agreement with 30 days-notice. The agreement provides for a monthly compensation of $5,000 and a one-time right to purchase 15,000 shares of common stock at $0.001 per share. The common shares may be reacquired by the Company if the agreement is terminated by Mr. Lourie prior to the initial public offering. After the completion of the initial public offering a portion of the shares may be reacquired by the Company if the agreement is terminated by Mr. Lourie prior to two years after the initial public offering. The board agreed to waive the reacquisition right on these shares. On November 13, 2019, upon the closing of the IPO, Mr. Lourie resigned as Chief Financial Officer but will continue to provide consulting services based on an hourly rate.

On September 14, 2019, the Company, entered into an employment agreement with Christopher Downs to serve as its Chief Financial Officer commencing on the closing date of the Company’s IPO, which occurred on November 13, 2019. The initial term of the Employment Agreement will continue for a period of three years. The Employment Agreement provides for an initial annual base salary of $300,000. Mr. Downs may receive an annual bonus (pro rated for 2019), targeted at 35% of base salary. Under the agreement, upon the closing of the IPO, Mr. Downs was granted a ten-year option to purchase 300,000 shares at an exercise price per share equal to the public offering price per share of the shares sold in the IPO. The option vests in four equal installments on each of the succeeding four anniversary dates of the option grant, provided Mr. Downs is employed by the Company on each such vesting date.

WP744 Portfolio (Berubicin)

On November 21, 2017, the Company entered into a Collaboration and Asset Purchase Agreement with Reata Pharmaceuticals, Inc. (“Reata”). Through this agreement, the Company purchased all of Reata’s rights, title, interest and previously conducted research and development results in the chemical compound commonly known as Berubicin. In exchange for these rights, the Company agreed to pay Reata an amount equal to 2.25% of the net sales of Berubicin for a period of 10 years from the Company’s first commercial sale of Berubicin plus $10,000.

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”), a related party. Dr. Waldemar Priebe, our founder and largest shareholder, is also the founder and a shareholder of HPI. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials; and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. Our rights pursuant to the HPI License were contingent on us raising at least $7.0 million within 12 months from the effective date of the HPI License, a date which was extended by an additional 12 months by the payment of $40,000. On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”), a related party based in Poland. Dr. Waldemar Priebe, our founder and largest shareholder, is also the founder and shareholder of WPD. Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments.

On August 31, 2018, the Company entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), a related party, pursuant to which we granted ALI an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Waldemar Priebe, our founder and largest shareholder, is also the founder and a shareholder of ALI, holds 38% of the membership interests of ALI.

Other

On January 29, 2019, the Company entered into a consulting agreement with WPD, a related party. The agreement is for a period of one year, with compensation of $5,000 per month. The consulting services include the full-time services of a technical researcher currently employed by WPD. The Company paid $30,000 for the first six months upon execution of the agreement and has accrued $10,000 as a liability as of September 30, 2019.

Note 7 – Subsequent Events

On November 13, 2019, the Company closed its initial public offering of 2,125,000 shares of its common stock at a price to the public of $4.00 per share. The gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $8.5 million. In conjunction with the closing the underwriters were issued 148,750 common stock warrants with a term of five years and an exercise price of $4.00. The warrants become exercisable on May 5, 2020. In addition, the Company granted the underwriters a 45-day over-allotment option to purchase up to an additional 318,750 shares of common stock at the initial price to the public less underwriting discounts and commissions. On November 20, 2019, pursuant to the over-allotment option, the underwriters purchased 318,750 shares of common stock at the initial price to the public of $4.00 per share less underwriting discounts and commissions of $89,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See our Form S-1 filed with the SEC on October 7, 2019, under "Risk Factors", available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors” as discussed in our Form S-1 filed with the SEC on October 7, 2019 and in other filings made by us from time to time with the SEC.

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Form 10-Q may describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to develop our product candidates;
•	the need to obtain regulatory approval of our product candidates;
•	the success of our clinical trials through all phases of clinical development;
•	compliance with obligations under intellectual property licenses with third parties;
•	any delays in regulatory review and approval of product candidates in clinical development;
•	our ability to commercialize our product candidates;
•	market acceptance of our product candidates;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to supply or manufacture our products;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	our ability to adequately support future growth; and
•	our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q in the case of forward-looking statements contained in this Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We are a pharmaceutical company organized as a Nevada corporation on July 27, 2017 to focus on the clinical development of anticancer drug candidates for the treatment of brain and central nervous system tumors, which drug candidates are based on a license agreement with HPI, and a collaboration and asset purchase agreement with Reata.

Recent Business Developments

On November 21, 2017, we entered into a Collaboration and Asset Purchase Agreement with Reata. Through this agreement, we purchased all of Reata’s rights, title, interest and previously conducted research and development results in the chemical compound commonly known as Berubicin. In exchange for these rights, we agreed to pay Reata an amount equal to 2.25% of the net sales of Berubicin for a period of 10 years from our first commercial sale of Berubicin plus $10,000. Reata also agreed to use commercially reasonable efforts, at the Company’s expense, to provide development assistance related to the product and/or product intellectual property.

On December 28, 2017, we entered into an Amended and Restated Patent License Agreement with HPI. Dr. Waldemar Priebe, our founder and largest shareholder, is also the founder and a shareholder of HPI. Pursuant to this Agreement, we obtained a worldwide, exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, we agreed to pay consideration to HPI as follows: (i) development fees of $750,000 over a three-year period beginning after the $7.0 million raise is complete; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a New Drug Application (“NDA”) for Berubicin; and (v) 200,000 shares of our common stock. Our rights pursuant to the HPI License were contingent on us raising at least $7.0 million and expire on December 28, 2019.  On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement.

On August 30, 2018 we entered into a sublicense agreement (the “WPD Sublicense”) with WPD Pharmaceuticals, a Polish corporation (“WPD”). Dr. Waldemar Priebe, our founder and largest shareholder, is also the founder and a shareholder of WPD. Pursuant to the WPD Sublicense, we granted to WPD a sublicense to research and develop, including submission of grant proposals and independent funding, apply for centralized, national or other marketing authorization, manufacture, have manufacture, use, export/import, offer to sell and/or sell Berubicin in a limited territory comprised mainly of Eastern European and Central Asian countries. In exchange for this sublicense, we obtained a commitment from WPD to expend at least $2.0 million on the development, testing, regulatory approval or commercialization of Berubicin during the three year period immediately following the effective date of the Agreement. In addition, we will be entitled to a 1% royalty on all commercial sales by WPD of the licensed products in the licensed territory.

On January 31, 2019, WPD announced that it will receive funding in the amount 22,033,066 PLN (approximately US $5,798,875) for the new drug development as a part of the project “New approach to glioblastoma treatment addressing the critical unmet medical need”. This announcement follows the recommendation by the Polish National Center for Research and Development of a list of projects for co-financing by the European Union, under the Smart Growth Operational Program 2014-2020, Sectoral Programme InnoNeuroPharm, Priority Axis I: Support R&D carried out by enterprises, Measure 1.2 Sectorial programs R&D, which list included WPD’s project “New Approach to Glioblastoma Treatment Addressing the Critical Unmet Medical Need,” (the “WPD Project”) undertaken pursuant to the WPD Sublicense. The main goal of the WPD Project is to implement the first in the world multicenter pediatric phase I clinical trial to determine maximum tolerated dose (MTD) and phase IB and II clinical trials in adults, in order to attempt to confirm the efficacy of Berubicin. The WPD Project will also include preclinical tests to determine the prospective use of Berubicin with temozolomide and with other compounds being developed by WPD as candidates for anticancer drugs.

The WPD Project includes the implementation of the following stages of R&D:

1.	Scientific Advice Procedure implementation; Regulatory documentation for “First in Children” and phase Ib and II clinical trial in adults preparation;

2.	IP Manufacturing according to GMP;

3.	In vitro studies on anticancer activity of Berubicin in combination with TMZ and other WPD molecules;

4.	“First in children” and Phase Ib in adults clinical trials conducting;

5.	Phase II in adults clinical trial conducting.

On August 31, 2018, we entered into a sublicense agreement (the “ALI Sublicense”) with Animal Life Sciences, LLC. (“ALI”). Dr. Waldemar Priebe, our founder and largest shareholder, is also the founder and a shareholder of ALI. Pursuant to the ALI Sublicense, we granted to ALI a sublicense to research and develop, including submission of grant proposals and independent funding, apply for centralized, national or other marketing authorization, manufacture, have manufacture, use, export/import, offer to sell and/or sell Berubicin for the treatment of cancers in non-human animals throughout the world. In exchange for this sublicense, we received 1.52% of the membership interests in ALI, as well as a royalty of 1% on all sales of the licensed products by ALI.

On March 6, 2019, we submitted a Pre-IND Meeting Request for Berubicin for Injection for the Treatment of Glioblastoma Multiforme to the US Food and Drug Administration Division of Oncology Products 2 (DOP2), Center for Drug Evaluation and Research. In this letter we outline the past development history of Berubicin and our rationale for the continued investigation of the compound and certain questions, the answers to which will provide us with FDA guidance for our development plans. Among the questions we posed to the FDA are those related to obtaining permission to utilize the supply of Berubicin we acquired from Reata in our planned Phase II clinical trial. We have performed preliminary purity testing and analysis on this material and have verified that it is 99.9% pure. On May 1, 2019, the FDA responded to our request with a letter indicating that our proposal to use a lyophilized drug product in the proposed Phase II clinical trial appears to be reasonable. The FDA also recommended that the existing supply of Berubicin be reprocessed by batch recrystallization, a step we intend to take prior to submission of our IND filing. We estimate that this material would cost a significant amount to reproduce today and thus its usability in future clinical trials represents a potential significant cost savings for us, as well as the potential elimination of the risk and time normally associated with manufacturing complex drugs such as Berubicin.

Results of Operations

Three months ending September 30, 2019 compared to three months ending September 30, 2018

General and Administrative Expense

General and administrative expense was $420,191 for the three months ended September 30, 2019 compared to $165,305 for 2018. The increase in general and administrative expense, was mainly attributable to an increase of approximately $185,000 for stock-based compensation and approximately $58,000 in professional fees.

Research and Development Expense

Research and development expense was $278,903 for the three months ending September 30, 2019, compared to $4,600 for 2018. The expenses incurred during the period were related to patent maintenance cost and contract labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Interest Expense

Interest expense of $7,561 and $10,632 for the three months ending September 30, 2019 and 2018, respectively, included expense accrued on our notes payable and convertible notes payable issued in 2017 bearing interest at the rate of 10% per annum.

Net Loss

The net loss for the three months ended September 30, 2019 was $706,655 compared to $193,204 for 2018. The change in net loss is attributable to the increased personnel and activity associated with preparing for our IPO and clinical trials.

Nine months ending September 30, 2019 compared to nine months ending September 30, 2018

General and Administrative Expense

General and administrative expense was $939,306 for the nine months ended September 30, 2019 compared to $651,937 for 2018. The increase in general and administrative expense, was mainly attributable to an increase of approximately $333,000 for stock-based compensation, approximately $60,000 for investor relations services and approximately $102,000 related to the write off of previously capitalized deferred issuance cost. These increases were offset by decreased in professional and regulatory fees of approximately $50,000 and approximately $204,000 in costs associated with our Regulation CF fundraising campaign.

Research and Development Expense

Research and development expense was $369,940 for the nine months ending September 30, 2019 compared to $21,267 for 2018. The expenses incurred during the period were related to patent maintenance cost and contract labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Interest Expense

Interest expense of $22,535 and $17,983 for the nine months ended September 30, 2019 and 2018, respectively, included expense accrued on our notes payable and convertible notes payable issued in 2017 bearing interest at the rate of 10% per annum.

Net Loss

The net loss for the nine months ended September 30, 2019 was $1,349,863 compared to $760,386 for 2018. The change in net loss is attributable to the increased personnel and activity associated with preparing for our IPO and clinical trials.

Liquidity and Capital Resources

On September 30, 2019, we had cash of $630,109 and we had a working capital deficit of $7,296. On December 31, 2018 we had cash of $282,736 and a working capital deficit of $644,498. We have historically funded our operations from proceeds from debt and equity sales.

On November 13, 2019, the Company closed its IPO of 2,125,000 shares of its common stock at a price to the public of $4.00 per share, followed shortly by the exercise of the over-allotment option issued to the underwriter which resulted in an additional 318,750 shares of common stock being issued at the IPO price of $4.00 per share. Management believes that the proceeds from the IPO and its cash on hand are sufficient to fund its planned operations beyond the near term.

Our plan of operations is primarily focused on using the proceeds from the IPO to complete a Phase II clinical trial for Berubicin. We estimate that we will require additional financing, beyond the proceeds of the IPO, of approximately $7.0 million to complete the trial plus such additional working capital to fund our operations during the pendency of the trial. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate.

We recognize that following the completion of the IPO, we will need to raise additional capital in order to meet our obligations and execute our business plan within the next two years. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Cash used in operating activities

Net cash used in operating activities was $1,077,892 and $556,892 for the nine months ended September 30, 2019 and 2018 and mainly included payments made for officer compensation, trial preparation, marketing and professional fees to our consultants, attorneys and accountants for services related to completion of our audit and preparation of our public offering filings.

Cash provided by financing activities

Net cash provided by financing activities was $1,430,644 and $1,154,975 for the nine months September 30, 2019 and 2018. We received net proceeds of $1,507,169 from the issuance of common stock during the nine months ended September 30, 2019.

Since our inception and through September 30, 2019, we have funded our operations through the sale and issuance of common stock and convertible and non-convertible notes payable. From August 2017 to September 2018, we issued various convertible notes to our lenders. The note proceeds were $386,825. Each note bore interest at 10% per annum and were scheduled to mature on the earlier of 12 to 18 months after issuance or the completion of an initial public offering of our securities. During the year ended December 31, 2018, $86,825 of these convertible notes converted into shares of common stock and common stock warrants.

In March 2018, we commenced an offering pursuant to Regulation CF of the Securities Act pursuant to which we offered units of SAFE securities. The offering ended on June 11, 2018 and we issued $628,558 of SAFE securities. Pursuant to the terms of the SAFE securities, upon completion of our IPO, the purchaser of the SAFE security automatically received a number of shares of our common stock equal to the purchase amount divided by the product of (a) 84% multiplied by (b) the public offering price per share in our IPO.

We do not have any material commitments for capital expenditures, although we are required to pay certain development fees to HPI as described in the section “- Recent Business Developments” above.

On November 13, 2019, the Company closed its IPO of 2,125,000 shares of its common stock at a price to the public of $4.00 per share, followed shortly by the exercise of the over-allotment option issued to the underwriter which resulted in an additional 318,750 shares of common stock being issued at the IPO price of $4.00 per share. Management believes that the proceeds from the IPO and its cash on hand are sufficient to fund its planned operations beyond the near term. These factors alleviate the substantial doubt regarding the Company’s ability to continue as a going concern as previously reported.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We maintain a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our management concluded that our internal controls over financial reporting were, and continue to be ineffective, due to material weaknesses in our internal controls due to the lack of segregation of duties and the lack of formal documentation of our control environment.

In light of the material weakness described above, we continue to perform additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Additional experienced personnel will be hired in the accounting and finance department and appropriate consultants will be retained as soon as it becomes economically feasible and sustainable.

Other than as described above, there has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable. We have insurance policies covering potential losses where such coverage is cost effective.

We are not at this time involved in any legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Form S-1 filed with the SEC on October 7, 2019, which are incorporated herein by reference. The risks described in the Form S-1 filed with the SEC on October 7, 2019 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in the Form S-1 filed with the SEC on October 7, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 2019, we commenced a private placement of up to a maximum of 817,500 shares of common stock at $2.00 per share. As of June 30, 2019, 767,500 shares had been sold for proceeds net of fundraising expenses of $1,407,169. In July 2019, we received $100,000 related to the sale of 50,000 shares under this offering. No other unregistered securities were sold or issued during the three months ended September 30, 2019. The issuance of the shares was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

On November 13, 2019, we closed our initial public offering of 2,125,000 shares of our common stock at a price to the public of $4.00 per share. On November 20, 2019, we closed the issuance of an additional 318,750 shares of our common stock pursuant to the exercise in full of the underwriters’ over-allotment option in connection with our initial public offering. The gross proceeds from our initial public offering, before deducting underwriting discounts and commissions, was $9.8 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232443), which was declared effective by the SEC on November 7, 2019. The Benchmark Company, LLC and Joseph Gunnar & Co., LLC acted as underwriters for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 8, 2019 pursuant to Rule 424(b). No direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we intend to invest the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	December 20, 2019
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	December 20, 2019
Christopher Downs	(principal financial and accounting officer)

