Form 10-Q
period 2020-03-31
CNS Pharmaceuticals, Inc.
filed 2020-05-15
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X  ] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [ X ]

The registrant had 16,450,234 shares of common stock outstanding at May 15, 2020.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$5,379,790	$7,241,288
Prepaid expenses	808,746	652,622
Total current assets	6,188,536	7,893,910

Fixed Assets:
Furniture and equipment, net	22,658	18,165

Total Assets	$6,211,194	$7,912,075

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$141,247	$243,666
Accounts payable and accrued expenses - related party	50,000	45,833
Accrued expenses	144,793	21,500
Total current liabilities	336,040	310,999

Total Liabilities	336,040	310,999

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 16,450,234 shares issued and outstanding	16,450	16,450
Additional paid-in capital	19,315,307	19,073,098
Accumulated deficit	(13,456,603)	(11,488,472)
Total Stockholders' Equity	5,875,154	7,601,076

Total Liabilities and Stockholders' Equity	$6,211,194	$7,912,075

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Operating expenses:
General and administrative	$1,355,054	$146,783
Research and development	613,077	48,307

Total operating expenses	1,968,131	195,090

Loss from operations	(1,968,131)	(195,090)

Other expense:
Interest expense	–	(7,494)
Amortization of debt discount	–	(8,917)

Net loss	$(1,968,131)	$(211,501)

Loss per share - basic and diluted	$(0.12)	$(0.02)
Weighted average shares outstanding - basic and diluted	16,450,234	12,694,504

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2019	16,450,234	$16,450	$19,073,098	$(11,488,472)	$7,601,076

Stock-based compensation	–	–	242,209	–	242,209
					–
Net loss	–	–	–	(1,968,131)	(1,968,131)
					–
Balance March 31, 2020	16,450,234	$16,450	$19,315,307	$(13,456,603)	$5,875,154

Balance December 31, 2018	12,694,504	$12,695	$7,049,268	$(7,611,261)	$(549,298)

Stock-based compensation	–	–	44,016	–	44,016

Net loss	–	–	–	(211,501)	(211,501)

Balance March 31, 2019	12,694,504	$12,695	$7,093,284	$(7,822,762)	$(716,783)

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Cash Flows from Operating Activities:
Net loss	$(1,968,131)	$(211,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	242,209	44,016
Amortization of debt discount	–	8,917
Depreciation	1,917	–
Changes in operating assets and liabilities:
Prepaid expenses	(156,124)	13,000
Accounts payable	(102,419)	58,965
Accounts payable and accrued expenses - related party	4,167	(794)
Accrued expenses	123,293	4,709
Net cash used in operating activities	(1,855,088)	(82,688)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(6,410)	–
Net cash used in investing activities	(6,410)	–

Cash Flows from Financing Activities:
Payment of deferred issuance cost	–	(13,025)
Payments on loan payable	–	(35,000)
Net cash used in financing activities	–	(48,025)

Net change in cash and cash equivalents and restricted cash	(1,861,498)	(130,713)

Cash and cash equivalents and restricted cash, at beginning of period	7,241,288	555,133

Cash and cash equivalents and restricted cash, at end of period	$5,379,790	$424,420

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (the “Company”) is a clinical pharmaceutical company organized as a Nevada corporation on July 27, 2017 to focus on the development of anti-cancer drug candidates.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 12, 2020 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at March 31, 2020 was $5,129,790.

Restricted Cash - The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows. Restricted cash are funds related to the SAFE agreements that were released to the Company on November 13, 2019.

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$5,379,790	$155,021
Restricted cash	–	269,399
Total	$5,379,790	$424,420

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended March 31, 2020, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share warrants to purchase 3,986,630 common shares, and options for 1,939,500 common shares. For the three months ended March 31, 2019, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included notes convertible to 200,000 common shares, warrants to purchase 3,674,130 common shares, and options for 675,000 common shares.

Note 3 – Equity

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

On March 12, 2020, the Board of Directors approved to grant 175,000 options to one employee of the Company and two consultants. The options to the employee vest in four equal annual installments beginning on the first anniversary following issuance. The options to the consultants vest in one annual installment on the first anniversary following issuance. The options have a ten-year term and have an exercise price of $2.21 per share. The fair value of the options at issuance was $337,691.

During the three months ended March 31, 2020 and 2019, the Company recognized $242,209 and $44,016 of stock-based compensation, respectively, related to outstanding stock options. At March 31, 2020, the Company had $2,774,019 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2019	1,764,500	$1.92
Granted	175,000	2.21
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2020	1,939,500	$1.95

The following table discloses information regarding outstanding and exercisable options at March 31, 2020:

	Outstanding			Exercisable
Exercise Price	Number of Option/Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$4.00	300,000		9.61	–
$2.21	175,000		9.95	–
$2.00	789,500		9.25	–
$1.50	400,000		8.17	225,014
$0.045	275,000		7.64	198,624
Total	1,939,500	$1.95	8.93	423,638	$0.82

As of March 31, 2020, the aggregate intrinsic value of options exercisable was $543,181. As of March 31, 2020, there are 60,500 awards remaining to be issued under the Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2020:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2019	3,986,630	3.99
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2020	3,986,630	$3.99

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2020:

	Outstanding			Exercisable
Exercise Price	Number of Option/Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$11.00	1,206,059		2.39	1,206,059
$4.00	148,750		4.61	–
$2.00	63,750		4.18	63,750
$1.75	100,000		4.04	61,116
$1.50	14,000		3.20	14,000
$0.70	2,454,071		3.75	2,454,071
Total	3,986,630	$3.99	3.38	3,798,996	$4.01

As of March 31, 2020, the aggregate intrinsic value of warrants exercisable was $3,471,865.

Note 4 – Commitments and Contingencies

Executive Employment Agreements

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

On June 28, 2019, the Company entered into employment letters with Drs. Silberman and Picker pursuant to which the Company agreed to the following compensation terms: (i) Dr. Silberman agreed to commit 50% of her time to Company matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $175,000; commencing at the end of 2019, an annual cash bonus target of 28% of her base salary (prorated for any partial years); and a ten-year option to purchase 125,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments; and (ii) Dr. Picker agreed to commit 25% of his time to Company matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $91,000; commencing at the end of 2019, an annual cash bonus target of 36% of his base salary (prorated for any partial years); and a ten-year option to purchase 100,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Priebe, who controls a majority of the Company’s shares. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials; and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. The Company’s rights pursuant to the HPI License are contingent on us raising at least $7.0 million within 12 months from the effective date of the HPI License, a date which was extended by an additional 12 months by the payment of $40,000. On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement. As of March 31, 2020 and December 31, 2019, $50,000 and $45,833 is payable to HPI related to the above agreements, respectively.

On August 30, 2018, the Company entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”). Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the patent rights the Company licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, the Company has the right to terminate this sublicense agreement. In consideration for the rights granted under the sublicense agreement, to the extent the Company is required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is owned by an entity controlled by Dr. Priebe, the Company’s founder and largest shareholder.

On August 31, 2018, the Company entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), a related party, pursuant to which the Company granted ALI an exclusive sublicense, even as to us, for the patent rights the Company licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent the Company is required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Waldemar Priebe, the Company’s founder and largest shareholder, is also the founder and a shareholder of ALI with 38% of ALI’s membership interests.

WP1244 Portfolio

On January 10, 2020, the Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the three months ended March 31, 2020, the Company paid $50,000 to UTMDACC related to this agreement.

Anti-Viral Portfolio

On March 20, 2020, the Company entered into a Development Agreement (“Agreement”) with WPD. Pursuant to the Agreement, WPD agreed to use its commercially reasonable efforts in good faith to develop and commercialize certain products (including WP1122) that WPD had previously sublicensed, solely in the field of pharmaceutical drug products for the treatment of any viral infection in humans, with a goal of eventual approval of in certain territories consisting of: Germany, Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland.

Pursuant to the Agreement, the Company agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD (paid in April 2020); and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), the Company will make a payment of $775,000 to WPD. WPD agreed to pay the Company a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to the Company of development fees of $1.0 million. The term of the Agreement will expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products which will occur in 2028.

Note 5 – Subsequent Events

On April 6, 2020, the Board of Directors approved to grant 125,000 options to one employee of the Company. The options to the employee vest in four equal annual installments beginning on the first anniversary following issuance. The options have a ten-year term and have an exercise price of $2.20 per share.

On May 1, 2020, the US Securities and Exchange Commission (“SEC”) published Release No. 88802, under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), announced a temporary suspension of trading in the Company's securities due to statements made by the Company and others in press releases issued between March 23, 2020 and April 13, 2020 concerning the Company's business, including the status of development of a drug candidate labeled WP1122, the status of testing WP1122's impact on COVID-19, and the ability to expedite regulatory approval of any such treatment. Pursuant to the suspension order, the trading halt was initiated at 9:30 a.m. EDT on May 4, 2020 and terminates at 11:59 p.m. EDT on May 15, 2020. As of the date of this report, the Company has submitted a petition to terminate the suspension, but there is no assurance that the Company will be successful. The Company believes it will be able to demonstrate the accuracy and adequacy of the Company’s public disclosures, but the SEC may determine to extend the trading suspension until such time that it believes the information in the marketplace about the Company and the Company’s securities is accurate and adequate. The Company will provide further guidance as appropriate.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with The University of Texas M. D. Anderson Cancer Center (“UTMDACC”) to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1.3 million over a two-year period. The Company will pay and record $0.6 million in 2020 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. The remainder will be paid and recorded in 2021. The principal investigator for this agreement is Dr. Waldemar Priebe, who controls a majority of the Company’s shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2019, available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2019 and in other filings made by us from time to time with the SEC.

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

•                     the economic and market uncertainty caused by the COVID-19 outbreak;

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

Overview

We are a clinical pharmaceutical company organized as a Nevada corporation in July 2017 to focus on the development of anti-cancer drug candidates for the treatment of brain and central nervous system tumors, based on intellectual property that we license under a license agreements with HPI and The University of Texas M.D. Anderson Cancer Center and own pursuant to a collaboration and asset purchase agreement with Reata.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, who controls a majority of our shares. Under the HPI License we obtained the exclusive right to develop certain patented chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of an NDA for Berubicin; and (v) 200,000 shares of our common stock.

With the Reata Agreement and the HPI License, we believe we have obtained all rights and intellectual property necessary to develop Berubicin. As stated earlier, it is our plan to obtain additional intellectual property covering other compounds which, subject to the receipt of additional financing, may be developed into drugs for brain and other cancers.

Recent Developments

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

On March 20, 2020, we entered into a Development Agreement with WPD Pharmaceuticals (“WPD”) (the “Development Agreement”), a company founded by Dr. Priebe. Pursuant to the Development Agreement, WPD agreed to use its commercially reasonable efforts in good faith to develop and commercialize certain products that WPD had previously sublicensed, solely in the field of pharmaceutical drug products for the treatment of any viral infection in humans, with a goal of eventual approval of in certain territories consisting of: Germany, Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland.

Pursuant to the Development Agreement, we agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD (paid in April 2020); and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), we will make a payment of $775,000 to WPD. WPD agreed to pay us a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to us of development fees of $1.0 million. The term of the Development Agreement will expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products.

On May 1, 2020, the SEC pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended, ordered the temporary suspension of trading in the securities of Moleculin because of questions regarding the accuracy and adequacy of information in the marketplace about Moleculin and its securities. Pursuant to the suspension order, the suspension commenced at 9:30 a.m. EDT on May 4, 2020 and terminates at 11:59 p.m. EDT on May 15, 2020. As of the date of this report, we have submitted a petition to terminate the suspension, but there is no assurance that we will be successful. We believe we will be able to demonstrate the accuracy and adequacy of our public disclosures, but the SEC may determine to extend the trading suspension until such time that it believes the information in the marketplace about us and our securities is accurate and adequate.

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

General and Administrative Expense

General and administrative expense was $1,355,054 for the three months ended March 31, 2020 compared to $146,783 for the comparable period in 2019. The increase in general and administrative expense, was mainly attributable to an increase of approximately $153,000 for stock-based compensation, $367,000 in employee compensation and taxes, $90,000 for investor relations services, $235,000 increase in advertising and marketing, $84,000 increase in legal and accounting expenses and $136,500 increase in insurance expenses.

Research and Development Expense

Research and development expense was $613,077 for the three months ended March 31, 2019 compared to $48,307 for the comparable period in 2019. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the three months ended March 31, 2020 was $1,968,131 compared to $211,501 for the comparable period in 2019. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2020.

Liquidity and Capital Resources

On March 31, 2020, we had cash of $5,379,790 and we had working capital of $5,852,496. We have historically funded our operations from proceeds from debt and equity sales. We believe that our cash on hand is sufficient to fund our planned operations beyond the near term.

Our plan of operations is primarily focused on our Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $10.0 million to complete the trial, approximately $2.0 million to support near-term WP1244 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $1,855,088 and $82,688 for the three months ended March 31, 2020 and 2019 and mainly included payments made for clinical trial preparation, officer compensation, marketing and professional fees to our consultants, attorneys and accountants for services related to completion of our audit and preparation of our public offering filings.

Cash used by financing activities

Net cash used by financing activities was $0 and $48,025 for the three months ended March 31, 2020 and 2019. The amounts used in 2019 are related to the repayment of a loan and deferred issuance cost.

Cash used by investing activities

Net cash used by investing activities was $6,410 and $0 for the three months ended March 31, 2020 and 2019. The amount used in 2020 is related to the purchase of furniture and equipment.

Off-balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Purchase Commitments

We do not have any material commitments for capital expenditures, although we are required to pay certain development fees to HPI and WPD as described in the section “Overview” above.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of March 31, 2020, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our CEO and CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our management concluded that our internal controls over financial reporting were, and continue to be ineffective, due to material weaknesses in our internal controls due to the lack of sufficient numbers of staff to allow for the proper segregation of duties and the lack of formal documentation of our control environment.

In light of the material weakness described above, we continue to perform additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Additional experienced personnel will be hired in the accounting and finance department, appropriate consultants will be retained, and our accounting system will be upgraded as soon as it becomes economically feasible and sustainable.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in the 2019 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to our risk factors from those set forth in the 2019 Annual Report on Form 10-K.

The outbreak of COVID-19 may adversely impact our business, preclinical studies and clinical trials.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have expanded our virtual work environment by restricting all CNS-related travel through the adoption of additional virtual communications systems, encouraging employees to avoid non-work travel and to take all necessary precautions in accordance with guidance promulgated from the Centers for Disease Control (“CDC”), the White House Coronavirus Task Force, and the World Health Organization (“WHO”).

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

• delays or difficulties in enrolling patients in our clinical trials;

• delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

• increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 and/or being forced to quarantine,

• increased rates of non-compliance with follow-up visits with patients failing to attend their clinical trial follow-up visits or clinics closing during the scheduled visit;

• interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

• interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;

• interruption of, or delays in receiving, drug supply due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

• limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or travel disruptions; and

• general market conditions that could impact our ability to raise future financing that we are dependent upon.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biotechnology companies have been highly volatile as a result of the COVID-19 epidemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The SEC issued an order suspending the trading of our common stock.

On May 1, 2020, the SEC pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended, ordered the temporary suspension of trading in the securities of Moleculin because of questions regarding the accuracy and adequacy of information in the marketplace about Moleculin and its securities. Pursuant to the suspension order, the suspension commenced at 9:30 a.m. EDT on May 4, 2020 and terminates at 11:59 p.m. EDT on May 15, 2020. As of the date of this report, we have submitted a petition to terminate the suspension, but there is no assurance that we will be successful. We believe we will be able to demonstrate the accuracy and adequacy of our public disclosures, but the SEC may determine to extend the trading suspension until such time that it believes the information in the marketplace about us and our securities is accurate and adequate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc.
10.1 +	Patent and Technology License Agreement with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center, dated January 10, 2020 (incorporated by reference from Exhibit 10.11 of the Form 10-K filed March 12, 2020)
10.2	Development Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals (incorporated by reference from Exhibit 10.1 of the Form 8-K filed March 26, 2020)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+       Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to supplementally furnish to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	May 15, 2020
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	May 15, 2020
Christopher Downs	(principal financial and accounting officer)

