Form 10-Q
period 2020-06-30
CNS Pharmaceuticals, Inc.
filed 2020-08-10
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNSP	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 16,450,234 shares of common stock outstanding at August 10, 2020.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$2,625,771	$7,241,288
Prepaid expenses	1,328,720	652,622
Total current assets	3,954,491	7,893,910

Fixed Assets:
Furniture and equipment, net	31,321	18,165

Total Assets	$3,985,812	$7,912,075

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$150,513	$243,666
Accounts payable and accrued expenses - related party	–	45,833
Accrued expenses	110,692	21,500
Total current liabilities	261,205	310,999

Total Liabilities	261,205	310,999

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 16,450,234 shares issued and outstanding	16,450	16,450
Additional paid-in capital	19,638,531	19,073,098
Accumulated deficit	(15,930,374)	(11,488,472)
Total Stockholders' Equity	3,724,607	7,601,076

Total Liabilities and Stockholders' Equity	$3,985,812	$7,912,075

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Operating expenses:
General and administrative	$981,486	$372,332	$2,336,540	$519,115
Research and development	1,492,285	42,730	2,105,362	91,037

Total operating expenses	2,473,771	415,062	4,441,902	610,152

Loss from operations	(2,473,771)	(415,062)	(4,441,902)	(610,152)

Other expenses:
Interest expense	–	(7,480)	–	(14,974)
Amortization of debt discount	–	(9,165)	–	(18,082)

Total other expenses	–	(16,645)	–	(33,056)

Net loss	$(2,473,771)	$(431,707)	$(4,441,902)	$(643,208)

Loss per share - basic and diluted	$(0.15)	$(0.03)	$(0.27)	$(0.05)
Weighted average shares outstanding - basic and diluted	16,450,234	13,202,856	16,450,234	12,959,496

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2019	16,450,234	$16,450	$19,073,098	$(11,488,472)	$7,601,076

Stock-based compensation	–	–	242,209	–	242,209

Net loss	–	–	–	(1,968,131)	(1,968,131)
					–
Balance March 31, 2020	16,450,234	16,450	19,315,307	(13,456,603)	5,875,154

Stock-based compensation	–	–	323,224	–	323,224

Net loss	–	–	–	(2,473,771)	(2,473,771)

Balance June 30, 2020	16,450,234	$16,450	$19,638,531	$(15,930,374)	$3,724,607

Balance December 31, 2018	12,694,504	$12,695	$7,049,268	$(7,611,261)	$(549,298)

Stock-based compensation	–	–	44,016	–	44,016

Net loss	–	–	–	(211,501)	(211,501)

Balance March 31, 2019	12,694,504	12,695	7,093,284	(7,822,762)	(716,783)

Common stock issued for cash, net	767,500	767	1,406,402	–	1,407,169

Common stock issued for services	75,000	75	49,105	–	49,180

Stock-based compensation	–	–	69,845	–	69,845

Net loss	–	–	–	(431,707)	(431,707)

Balance June 30, 2019	13,537,004	$13,537	$8,618,636	$(8,254,469)	$377,704

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Cash Flows from Operating Activities:
Net loss	$(4,441,902)	$(643,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	565,433	113,861
Common stock issued for services	–	49,180
Amortization of debt discount	–	18,082
Write off of deferred issuance cost	–	102,225
Depreciation	4,789	167
Changes in operating assets and liabilities:
Prepaid expenses	(676,098)	(388,368)
Accounts payable	(93,153)	36,891
Accounts payable and accrued expenses - related party	(45,833)	(794)
Accrued expenses	89,192	12,391
Net cash used in operating activities	(4,597,572)	(699,573)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(17,945)	(8,377)
Net cash used in investing activities	(17,945)	(8,377)

Cash Flows from Financing Activities:
Payment of deferred issuance cost	–	(38,025)
Payments on notes payable	–	(35,000)
Proceeds from sale of common stock	–	1,407,169
Net cash provided by financing activities	–	1,334,144

Net change in cash and cash equivalents and restricted cash	(4,615,517)	626,194

Cash and cash equivalents and restricted cash, at beginning of period	7,241,288	555,133

Cash and cash equivalents and restricted cash, at end of period	$2,625,771	$1,181,327

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$3,993
Cash paid for income taxes	$–	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2019 included in our Form 10-K filed with the SEC on March 12, 2020 (“Form 10-K”).  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Liquidity and Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. Management believes that the cash on hand is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2020 was $2,375,771.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the six months ended June 30, 2020, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 3,986,630 common shares, and options for 2,250,736 common shares. For the six months ended June 30, 2019, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included notes convertible to 200,000 common shares, warrants to purchase 3,837,880 common shares, and options for 1,564,500 common shares.

Restricted Cash - The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows. Restricted cash are funds related to the SAFE agreements that were released to the Company on November 13, 2019.

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$2,625,771	$911,928
Restricted cash	–	269,399
Total	$2,625,771	$1,181,327

Note 3 – Equity

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan allows for the Board of Directors to grants various forms of incentive awards for up to 2,000,000 shares of common stock. No key employee may receive more than 500,000 shares of common stock (or options to purchase more than 500,000 shares of common stock) in a single year.

In 2020, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan allows for the Board of Directors to grants various forms of incentive awards for up to 3,000,000 shares of common stock. No key employee may receive more than 750,000 shares of common stock (or options to purchase more than 750,000 shares of common stock) in a single year.

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

On April 6, 2020, the Board of Directors approved to grant 125,000 options to one employee of the Company. The options to the employee vest in four equal annual installments beginning on the first anniversary following issuance. The options have a ten-year term and have an exercise price of $2.20 per share. The fair value of the options at issuance was $242,151. On June 12, 2020, the Board of Directors approved a grant of 46,559 options each to four directors of the Company. The options to the Board of Directors vest in one annual installment on the first anniversary of grant date. The options have a ten-year term and have an exercise price of $2.47 per share. The fair value of the options at issuance was $399,991.

During the six months ended June 30, 2020 and 2019, the Company recognized $565,433 and $91,431 of stock-based compensation, respectively, related to outstanding stock options. At June 30, 2020, the Company had $3,092,935 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the six months ended June 30, 2020:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2019	1,764,500	$1.92
Granted	486,236	2.31
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2020	2,250,736	$2.01

The following table discloses information regarding outstanding and exercisable options at June 30, 2020:

	Outstanding			Exercisable
Exercise Price	Number of Option/Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$4.00	300,000		9.36	–
$2.47	186,236		9.95	–
$2.21	175,000		9.70	–
$2.20	125,000		9.77	–
$2.00	789,500		9.00	197,375
$1.50	400,000		7.92	250,016
$0.045	275,000		7.39	215,292
Total	2,250,736	$2.01	8.84	662,683	$1.18

As of June 30, 2020, the aggregate intrinsic value of options vested and outstanding was $638,679. As of June 30, 2020, there are no awards remaining to be issued under the 2017 Plan and 2,749,264 awards remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2020:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2019	3,986,630	$3.99
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2020	3,986,630	$3.99

The following table discloses information regarding outstanding and exercisable warrants at June 30, 2020

	Outstanding			Exercisable
Exercise Price	Number of Option/Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$11.00	1,206,059		2.14	1,206,059
$4.00	148,750		4.36	148,750
$2.00	63,750		3.93	63,750
$1.75	100,000		3.79	77,784
$1.50	14,000		2.95	14,000
$0.70	2,454,071		3.50	2,454,071
Total	3,986,630	$3.99	3.13	3,964,414	$4.00

As of June 30, 2020 the aggregate intrinsic value of warrants vested and outstanding was $3,582,083.

Note 4 – Commitments and Contingencies

Executive Employment Agreements

On September 1, 2017, the Company entered into an employment agreement with Mr. John Climaco pursuant to which Mr. Climaco agreed to serve as Chief Executive Officer and Director of the Company commencing on such date for an initial term of three years. The agreement provided for an initial annual salary of $150,000, which increased at the completion of the Company’s initial public offering to an annual salary of $300,000. Pursuant to the employment agreement, the Company agreed to issue Mr. Climaco 900,000 shares of common stock in exchange for $900, which purchase was finalized on September 30, 2017. The common shares could have been reacquired by the Company if employment was terminated prior to the initial public offering. After the completion of the initial public offering a portion of the shares may be reacquired by the Company if employment is terminated prior to the expiration of the agreement. Effective March 1, 2019, the employment agreement was amended to increase the annual salary to $186,000 and establish Mr. Climaco as a full-time employee. On June 28, 2019, the compensation committee of the board of directors agreed to modify Mr. Climaco’s compensation to increase the annual base salary to $440,000 and Mr. Climaco will be entitled to a cash bonus with a target of 55% of his base salary following the initial public offering.

On June 28, 2019, the Company entered into employment letters with Drs. Sandra Silberman, the Company’s chief medical officer, and Donald Picker, the Company’s chief science officer, pursuant to which the Company agreed to the following compensation terms: (i) Dr. Silberman agreed to commit 50% of her time to the Company’s matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $175,000; commencing at the end of 2019, an annual cash bonus target of 28% of her base salary (prorated for any partial years); and a ten-year option to purchase 125,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments; and (ii) Dr. Picker agreed to commit 25% of his time to the Company’s matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $91,000; commencing at the end of 2019, an annual cash bonus target of 36% of his base salary (prorated for any partial years); and a ten-year option to purchase 100,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and largest shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to Berubicin, the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials; and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. Our rights pursuant to the HPI License were contingent on us raising at least $7.0 million within 12 months from the effective date of the HPI License, a date which was extended by an additional 12 months by the payment of $40,000. On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement. The patents we licensed from HPI expired in March 2020, and as such, the Orphan Drug Designation discussed below represents our primary intellectual property protections. As of June 30, 2020 and December 31, 2019, $0 and $45,833 is payable to HPI related to the above agreements, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized $100,000 and $0, respectively related to this agreement.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”). Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the intellectual property rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity affiliated with Dr. Priebe, our founder and largest shareholder.

On August 31, 2018, the Company entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), a related party, pursuant to which we granted ALI an exclusive sublicense, even as to us, for the intellectual property rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Priebe, our founder and largest shareholder, is also the founder and a shareholder of ALI.

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the six months ended June 30, 2020, the Company paid $50,404 to UTMDACC related to this agreement. As of June 30, 2020, the Company has accrued $30,000 licensee fee to UTMDACC.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company will pay and record $734,000 in 2020 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. The remainder will be paid and recorded in 2021. The principal investigator for this agreement is Dr. Priebe. During the six months ended June 30, 2020, the Company paid $334,000 to UTMDACC related to this agreement.

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

Overview

We are a clinical pharmaceutical company organized as a Nevada corporation in July 2017 to focus on the development of anti-cancer drug candidates for the treatment of brain and central nervous system tumors, based on intellectual property that we license under license agreements with HPI and The University of Texas M.D. Anderson Cancer Center and own pursuant to a collaboration and asset purchase agreement with Reata.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, who controls a majority of our shares. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of an NDA for Berubicin; and (v) 200,000 shares of our common stock. The patents we licensed from HPI expired in March 2020.

On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a New Drug Application (“NDA”) in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections, because the extent and scope of any future patent protection for Berubicin may be limited, the ODD now constitutes our primary intellectual property protections. If we do not maintain orphan drug exclusivity for Berubicin, our competitors may then sell the same drug to treat the same condition sooner than if we had maintained orphan drug exclusivity, and our revenue will be reduced.

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

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company will pay and record $734,000 in 2020 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. The remainder will be paid and recorded in 2021. The principal investigator for this agreement is Dr. Priebe.

On May 1, 2020, the Securities and Exchange Commission (“SEC”) announced a temporary suspension of trading in our securities due to statements made by us and others in press releases issued between March 23, 2020 and April 13, 2020 concerning our business, including the status of development of a drug candidate labeled WP1122, the status of testing WP1122's impact on COVID-19, and the ability to expedite regulatory approval of any such treatment. Pursuant to the suspension order, the trading halt was initiated at 9:30 a.m. EDT on May 4, 2020 and terminated at 11:59 p.m. EDT on May 15, 2020. Commencing May 18, 2020, the Nasdaq Stock Market placed a halt on the trading of our common stock pending the receipt of additional information. This halt was lifted on May 28, 2020. We believe in the accuracy and adequacy of our public disclosures, but can provide no assurances that we will not encounter future similar actions, which may adversely affect the holders of our common stock.

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

General and Administrative Expense

General and administrative expense was $981,486 for the three months ended June 30, 2020 compared to $372,332 for the comparable period in 2019. The increase in general and administrative expense, was mainly attributable to an increase of $121,000 for stock-based compensation, an increase of $121,000 in employee compensation and taxes, compensation to the Board of Directors of $49,000, an increase of $58,000 in professional fees, an increase of $106,000 in advertising and marketing and an increase of $145,000 in insurance expenses.

Research and Development Expense

Research and development expense was $1,492,285 for the three months ended June 30, 2020 compared to $42,730 for the comparable period in 2019. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the three months ended June 30, 2020 was $2,473,771 compared to $431,707 for the comparable period in 2019. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2020.

Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

General and Administrative Expense

General and administrative expense was $2,336,540 for the six months ended June 30, 2020 compared to $519,115 for the comparable period in 2019. The increase in general and administrative expense, was mainly attributable to an increase of approximately $274,000 for stock-based compensation, an increase of $480,000 in employee compensation and taxes, compensation to the Board of Directors of $102,000, an increase of $128,000 in investor relations services, an increase of $341,000 in advertising and marketing, an increase of $175,000 in legal and accounting expenses and an increase of $282,000 in insurance expenses.

Research and Development Expense

Research and development expense was $2,105,362 for the six months ended June 30, 2020 compared to $91,037 for the comparable period in 2019. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the six months ended June 30, 2020 was $4,441,902 compared to $643,208 for the comparable period in 2019. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2020.

Liquidity and Capital Resources

On June 30, 2020, we had cash of $2,625,771 and we had working capital of $3,693,286. We have historically funded our operations from proceeds from debt and equity sales.

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

We will need to raise additional capital in the near term in order to meet our obligations and execute our business plan. We expect such capital will be raised through the issuance of convertible debt or equity, although we have no commitments for any financing at this time. If we issue convertible debt or equity, our stockholders may incur dilution of their ownership interest in us, which may be material. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $4,597,572 and $699,573 for the six months ended June 30, 2020 and 2019 and mainly included payments made for clinical trial preparation, officer compensation, stock based compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was $17,945 and $8,377 for the six months ended June 30, 2020 and 2019. The amount used in 2020 is related to the purchase of furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $0 and $1,334,144 for the six months ended June 30, 2020 and 2019. The amounts provided by in 2019 are related to the sale of common stock, repayment of a loan and payment of deferred issuance costs.

Off-balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Purchase Commitments

We do not have any material commitments for capital expenditures, although we are required to pay certain development fees to HPI and WPD, and are required to fund to certain research and development expenses pursuant to our sponsored research agreement with UTMDACC, in each case as described in the section “Overview” above.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of June 30, 2020, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described below. Our management concluded that our internal control over financial reporting were, and continue to be ineffective, due to material weaknesses in our internal controls due to the lack of sufficient personnel to allow for segregation of duties.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and in our Form 10-Q for the quarter ended March 31, 2020, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to our risk factors from those set forth in the 2019 Annual Report on Form 10-K and in our Form 10-Q for the quarter ended March 31, 2020.

In May 2020, the SEC issued an order suspending the trading of our common stock and Nasdaq issued a trading halt in our common stock.

On May 1, 2020, the SEC, pursuant to Section 12(k) of the Exchange Act, ordered the temporary suspension of trading in our securities because of questions regarding the accuracy and adequacy of information in the marketplace about us and our securities. Pursuant to the suspension order, the suspension commenced at 9:30 a.m. EDT on May 4, 2020 and terminated at 11:59 p.m. EDT on May 15, 2020. On May 15, 2020, Nasdaq issued a trading halt in our common stock pending the receipt of requested information, which halt was released on May 28, 2020. We believe in the accuracy and adequacy of our public disclosures, but can provide no assurances that we will not encounter future similar actions, which may adversely affect the holders of our common stock.

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	August 10, 2020
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	August 10, 2020
Christopher Downs	(principal financial and accounting officer)

