Form 10-Q
period 2020-09-30
CNS Pharmaceuticals, Inc.
filed 2020-11-12
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNSP	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 16,652,225 shares of common stock outstanding at November 12, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$1,307,098	$7,241,288
Prepaid expenses	1,209,079	652,622
Total current assets	2,516,177	7,893,910

Noncurrent Assets:
Furniture and equipment, net	28,158	18,165
Deferred offering costs	440,902	–
Total noncurrent assets	469,060	18,165

Total Assets	$2,985,237	$7,912,075

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$250,181	$243,666
Accounts payable and accrued expenses - related party	–	45,833
Accrued expenses	260,601	21,500
Total current liabilities	510,782	310,999

Total Liabilities	510,782	310,999

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 16,652,225 and 16,450,234 shares issued and outstanding, respectively	16,652	16,450
Additional paid-in capital	20,399,241	19,073,098
Accumulated deficit	(17,941,438)	(11,488,472)
Total Stockholders' Equity	2,474,455	7,601,076

Total Liabilities and Stockholders' Equity	$2,985,237	$7,912,075

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Operating expenses:
General and administrative	$968,790	$373,460	$3,305,330	$892,575
Research and development	1,042,274	325,634	3,147,636	416,671

Total operating expenses	2,011,064	699,094	6,452,966	1,309,246

Loss from operations	(2,011,064)	(699,094)	(6,452,966)	(1,309,246)

Other expenses:
Interest expense	–	(7,561)	–	(22,535)
Amortization of debt discount	–	–	–	(18,082)

Total other expenses	–	(7,561)	–	(40,617)

Net loss	$(2,011,064)	$(706,655)	$(6,452,966)	$(1,349,863)

Loss per share - basic and diluted	$(0.12)	$(0.05)	$(0.39)	$(0.10)
Weighted average shares outstanding - basic and diluted	16,483,529	13,573,817	16,461,332	13,173,180

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2019	16,450,234	$16,450	$19,073,098	$(11,488,472)	$7,601,076

Stock-based compensation	–	–	242,209	–	242,209

Net loss	–	–	–	(1,968,131)	(1,968,131)

Balance March 31, 2020	16,450,234	16,450	19,315,307	(13,456,603)	5,875,154

Stock-based compensation	–	–	323,224	–	323,224

Net loss	–	–	–	(2,473,771)	(2,473,771)

Balance June 30, 2020	16,450,234	16,450	19,638,531	(15,930,374)	3,724,607

Common stock issued for deferred offering costs	201,991	202	395,700	–	395,902

Stock-based compensation	–	–	365,010	–	365,010

Net loss	–	–	–	(2,011,064)	(2,011,064)

Balance September 30, 2020	16,652,225	$16,652	$20,399,241	$(17,941,438)	$2,474,455

Balance December 31, 2018	12,694,504	$12,695	$7,049,268	$(7,611,261)	$(549,298)

Stock-based compensation	–	–	44,016	–	44,016

Net loss	–	–	–	(211,501)	(211,501)

Balance March 31, 2019	12,694,504	12,695	7,093,284	(7,822,762)	(716,783)

Common stock issued for cash, net	767,500	767	1,406,402	–	1,407,169

Common stock issued for services	75,000	75	49,105	–	49,180

Stock-based compensation	–	–	69,845	–	69,845

Net loss	–	–	–	(431,707)	(431,707)

Balance June 30, 2019	13,537,004	13,537	8,618,636	(8,254,469)	377,704

Common stock issued for cash	50,000	50	99,950	–	100,000

Common stock issued for services	–	–	56,250	–	56,250

Stock-based compensation	–	–	172,917	–	172,917

Net loss	–	–	–	(706,655)	(706,655)

Balance September 30, 2019	13,587,004	13,587	8,947,753	(8,961,124)	216

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Cash Flows from Operating Activities:
Net loss	$(6,452,966)	$(1,349,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	930,443	286,778
Common stock issued for services	–	105,430
Amortization of debt discount	–	18,082
Deferred financing cost	–	102,225
Depreciation	7,952	865
Changes in operating assets and liabilities:
Prepaid expenses	(556,457)	(423,355)
Accounts payable	6,515	150,270
Accounts payable and accrued expenses - related party	(45,833)	9,206
Accrued expenses	239,101	22,470
Net cash used in operating activities	(5,871,245)	(1,077,892)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(17,945)	(8,377)
Net cash used in investing activities	(17,945)	(8,377)

Cash Flows from Financing Activities:
Payment of deferred offering cost	(45,000)	(41,525)
Payments on notes payable	–	(35,000)
Proceeds from sale of common stock	–	1,507,169
Net cash provided by (used in) financing activities	(45,000)	1,430,644

Net change in cash and cash equivalents and restricted cash	(5,934,190)	344,375

Cash and cash equivalents and restricted cash, at beginning of period	7,241,288	555,133

Cash and cash equivalents and restricted cash, at end of period	$1,307,098	$899,508

Supplemental disclosures of cash flow information:
Cash paid for interest	$–	$3,993
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for deferred offering costs	$395,902	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2019 included in our Form 10-K filed with the SEC on March 12, 2020 (“Form 10-K”).  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at September 30, 2020 was $1,057,098. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on its cash balances.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the nine months ended September 30, 2020, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 3,986,630 common shares, and options for 2,200,736 common shares. For the nine months ended September 30, 2019, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included notes convertible to 200,000 common shares, warrants to purchase 3,837,880 common shares, and options for 1,564,500 common shares.

Restricted Cash - The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows. Restricted cash are funds related to the SAFE agreements that were released to the Company on November 13, 2019.

	September 30	September 30
	2020	2019
Cash and cash equivalents	$1,307,098	$630,109
Restricted cash	–	269,399
Total	$1,307,098	$899,508

Reclassification - Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Note 3 – Equity

Common Stock

On September 15, 2020, Company entered into a purchase agreement (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million worth of the Company’s common stock, $0.001 par value per share (the “Common Stock”).

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million worth of shares of the Company’s Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the purchase agreement are satisfied, all of which are outside the control of Lincoln Park (such date on which all of such conditions are satisfied, the “Commencement Date”)

Thereafter, under the Purchase Agreement, on any business day selected by the Company that the closing sale price of the Common Stock equals or exceeds the threshold price set forth in the Purchase Agreement, the Company may direct LPC to purchase up to 30,000 shares of Company Common Stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 50,000 shares, provided that the closing sale price of the Common Stock is not below $2.00 on the purchase date; (ii) the Regular Purchase may be increased to up to 75,000 shares, provided that the closing sale price of the Common Stock is not below $2.50 on the purchase date; (iii) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price of the Common Stock is not below $3.00 on the purchase date; and (iv) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the Common Stock is not below $4.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. In addition, after the Commencement Date, the Company may direct Lincoln Park to purchase, on two separate occasions that must be at least 30 business days apart, $1,000,000 worth of Common Stock per such purchase (each, a “Tranche Purchase”). The purchase price per share for each Regular Purchase and each Tranche Purchase will be based on prevailing market prices of the Common Stock immediately preceding the time of sale. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock under the Purchase Agreement. In addition to Regular Purchases and Tranche Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the Common Stock equals or exceeds the threshold price at the times set forth in the Purchase Agreement. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement.

As consideration for entering into the purchase agreement, the Company issued 201,991 shares of common stock to Lincoln Park as a commitment fee which were valued at $395,902. The commitment shares are direct professional fees incurred in connection with the Company’s equity offerings and are capitalized on the balance sheet. The deferred offering costs will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement.

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

During the nine months ended September 30, 2020, the Board of Directors approved grants of 561,236 options to employees, Scientific Advisory Board members and members of the Board of Directors. The exercise price of the options ranges from $2.06 to $2.47 and expire ten-years following issuance. The total fair value of these option grants at issuance was $1,115,508. 300,000 of the issued options vest in four equal annual installments beginning on the first anniversary following issuance. 261,236 of the issued options vest in one annual installment on the first anniversary of the grant date.

During the nine months ended September 30, 2020 and 2019, the Company recognized $930,443 and $286,778 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2020, the Company had $2,621,446 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2019	1,764,500	$1.92
Granted	561,236	2.27
Exercised	–	–
Forfeited	(125,000)	2.20
Expired	–	–
Outstanding, September 30, 2020	2,200,736	$2.00

The following table discloses information regarding outstanding and exercisable options at September 30, 2020:

	Outstanding			Exercisable
Exercise Price	Number of Option/Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$4.00	300,000		9.11	–
$2.47	186,236		9.70	–
$2.21	175,000		9.45	–
$2.06	75,000		9.95	–
$2.00	789,500		8.75	197,375
$1.50	400,000		7.67	275,018
$0.045	275,000		7.14	231,960
Total	2,200,736	$2.00	8.58	704,353	$1.16

As of September 30, 2020, the aggregate intrinsic value of options vested and outstanding was $469,316. As of September 30, 2020, there are no awards remaining to be issued under the 2017 Plan and 2,799,264 awards remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2020:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2019	3,986,630	$3.99
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2020	3,986,630	$3.99

The following table discloses information regarding outstanding and exercisable warrants at September 30, 2020:

	Outstanding			Exercisable
Exercise Price	Number of Option/Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$11.00	1,206,059		1.89	1,206,059
$4.00	148,750		4.11	148,750
$2.00	63,750		3.68	63,750
$1.75	100,000		3.54	94,452
$1.50	14,000		2.70	14,000
$0.70	2,454,071		3.25	2,454,071
Total	3,986,630	$3.99	2.88	3,981,082	$3.99

As of September 30, 2020, the aggregate intrinsic value of warrants vested and outstanding was $2,605,900.

Note 4 – Commitments and Contingencies

Executive Employment Agreements

On September 1, 2017, the Company entered into an employment agreement with Mr. John Climaco pursuant to which Mr. Climaco agreed to serve as Chief Executive Officer and Director of the Company commencing on such date for an initial term of three years. Pursuant to the employment agreement, the Company agreed to issue Mr. Climaco 900,000 shares of common stock in exchange for $900, which purchase was finalized on September 30, 2017. On June 28, 2019, the compensation committee of the board of directors set Mr. Climaco’s compensation to an annual base salary to $440,000 and Mr. Climaco will be entitled to a cash bonus with a target of 55% of his base salary. On September 1, 2020, the Company entered into an amendment to the employment agreement with Mr. Climaco. The amendment extends the term of employment under the Employment Agreement, which was originally for a three-year period, for additional twelve-month periods, unless and until either the Company or Mr. Climaco provides written notice to the other party not less than sixty days before such anniversary date that such party is electing not to extend the term. If the Company provides notice of its election not to extend the term, Mr. Climaco may terminate his employment at any time prior to the expiration of the term by giving written notice to the Company at least thirty days prior to the effective date of termination, and upon the earlier of such effective date of termination or the expiration of the term, Mr. Climaco shall be entitled to receive the same severance benefits as are provided upon a termination of employment by the Company without cause. Pursuant to the amendment, the severance benefits shall be twelve months of Mr. Climaco’s base salary. Such severance payment shall be made in a single lump sum sixty days following the termination, provided that Mr. Climaco has executed and delivered to the Company, and has not revoked a general release of the Company.

On June 28, 2019, the Company entered into employment letters with Drs. Silberman and Picker pursuant to which it agreed to the following compensation terms: (i) Dr. Silberman agreed to commit 50% of her time to Company matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $175,000; commencing at the end of 2019, an annual cash bonus target of 28% of her base salary (prorated for any partial years); and a ten-year option to purchase 125,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments; and (ii) Dr. Picker agreed to commit 25% of his time to Company matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $91,000; commencing at the end of 2019, an annual cash bonus target of 36% of his base salary (prorated for any partial years); and a ten-year option to purchase 100,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is owned by the person who controls a majority of our shares. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials; and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. Our rights pursuant to the HPI License are contingent on us raising at least $7.0 million within 12 months from the effective date of the HPI License, a date which was extended by an additional 12 months by the payment of $40,000. On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement. As of September 30, 2020 and December 31, 2019, $0 and $45,833 is payable to HPI related to the above agreements, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $150,000 and $0, respectively related to this agreement.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the nine months ended September 30, 2020, the Company paid $138,018 to UTMDACC related to this agreement.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company will pay and record $734,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remainder will be paid and recorded in 2021. The principal investigator for this agreement is Dr. Waldemar Priebe, who controls a majority of the Company’s share. During the nine months ended September 30, 2020, the Company paid $334,000 to UTMDACC related to this agreement. As of September 30, 2020, the Company has accrued $200,000 in research and development expenses to UTMDACC.

Anti-Viral Portfolio

On March 20, 2020, the Company entered into a Development Agreement (“Agreement”) with WPD Pharmaceuticals (“WPD”), a company founded by Dr. Waldemar Priebe, the founder of the Company. Pursuant to the Agreement, WPD agreed to use its commercially reasonable efforts in good faith to develop and commercialize certain products that WPD had previously sublicensed, solely in the field of pharmaceutical drug products for the treatment of any viral infection in humans, with a goal of eventual approval of in certain territories consisting of: Germany, Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a New Drug Application (“NDA”) in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD now constitutes our primary intellectual property protections although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections.

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

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company will pay and record $734,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remainder will be paid and recorded in 2021. The principal investigator for this agreement is Dr. Priebe.   As of September 30, 2020, the Company has paid $334,000 in research and development expenses to UTMDACC.

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

On September 15, 2020, we entered into a purchase agreement, and a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $15.0 million worth of our common stock. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million worth of shares of our common stock. Such sales of common stock, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period. As consideration for Lincoln Park’s irrevocable commitment to purchase our common stock upon the terms of and subject to satisfaction of the conditions set forth in the purchase agreement, upon execution of the purchase agreement, we issued 201,991 shares of common stock to Lincoln Park as commitment shares.

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

General and Administrative Expense

General and administrative expense was approximately $969,000 for the three months ended September 30, 2020 compared to approximately $373,000 for the comparable period in 2019. The increase in general and administrative expense, was mainly the result of closing our IPO in November 2019 which allowed us to substantially increase our operations. The details of the change is attributable to an increase of approximately $122,000 for stock-based compensation, an increase of $118,000 in employee compensation and taxes, compensation to the Board of Directors of $49,000, an increase of $69,000 in professional fees, an increase of $92,000 in advertising and marketing, an increase of $149,000 in insurance expenses which were offset with a $15,000 decrease in travel expenses.

Research and Development Expense

Research and development expense was approximately $1,042,000 for the three months ended September 30, 2020 compared to approximately $325,000 for the comparable period in 2019. The increase in research and development expenses was mainly the result of closing our IPO in November 2019 which allowed us to substantially increase our operations. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the three months ended September 30, 2020 was approximately $2,011,000 compared to approximately $707,000 for the comparable period in 2019. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2020.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

General and Administrative Expense

General and administrative expense was approximately $3,305,000 for the nine months ended September 30, 2020 compared to approximately $893,000 for the comparable period in 2019. The increase in general and administrative expense, was mainly the result of closing our IPO in November 2019 which allowed us to substantially increase our operations The details of the change is attributable to an increase of approximately $396,000 for stock-based compensation, an increase of $599,000 in employee compensation and taxes, compensation to the Board of Directors of $150,000, an increase of $321,000 in professional fees, an increase of $433,000 in advertising and marketing and an increase of $431,000 in insurance expenses.

Research and Development Expense

Research and development expense was approximately $3,148,000 for the nine months ended September 30, 2020 compared to approximately $417,000 for the comparable period in 2019. The increase in research and development expenses was mainly the result of closing our IPO in November 2019 which allowed us to substantially increase our operations. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the nine months ended September 30, 2020 was approximately $6,453,000 compared to approximately $1,350,000 for the comparable period in 2019. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2020.

Liquidity and Capital Resources

On September 30, 2020, we had cash of approximately $1,307,000 and we had working capital of approximately $2,005,000. We have historically funded our operations from proceeds from debt and equity sales.

Our plan of operations is primarily focused on our Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $30.0 to $35.0 million  to complete the trial in accordance with the new trial design, approximately $2.0 million to support near-term WP1244 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. The increased estimated cost of the clinical trial is due to the revised trial design which now encompasses an expanded patient population and a control arm receiving standard of care. Each of these components of the design are critical to ensuring that, if the trial data is positive, we will have the quantity and quality of data needed to present a reasonable case to the FDA for an expedited pathway for continued development or to approval of a New Drug Application (“NDA”). We can neither predict nor guarantee what the agency’s response to such a request, if made, may be. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate.

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

In September 2020, we entered into a purchase agreement, and a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $15.0 million worth of our common stock. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million worth of shares of our common stock. Such sales of common stock, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period. As consideration for Lincoln Park’s irrevocable commitment to purchase our common stock upon the terms of and subject to satisfaction of the conditions set forth in the purchase agreement, upon execution of the purchase agreement, we issued 201,991 shares of common stock to Lincoln Park as commitment shares.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $5,871,000 and $1,078,000 for the nine months ended September 30, 2020 and 2019, respectively, and mainly included payments made for clinical trial preparation, officer compensation, stock based compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was approximately $18,000 and $8,000 for the nine months ended September 30, 2020 and 2019, respectively. The amount used in 2020 is related to the purchase of furniture and equipment.

 Cash provided by (used in) financing activities

Net cash used in financing activities was $45,000 for the nine months ended September 30, 2020 and net cash provided by financing activities was approximately $1,431,000 for the nine months ended September 30, 2019. The amounts provided by in 2019 are related to the sale of common stock, repayment of a loan and payment of deferred issuance costs.

Off-balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Stock-based Compensation - Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

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

Under the supervision, and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness, as of September 30, 2020, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our CEO and CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described below. Our management concluded that our internal control over financial reporting were, and continue to be ineffective, due to material weaknesses in our internal controls due to the lack of sufficient personnel to allow for segregation of duties.

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

PART II – OTHER INFORMATION

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and in our Form 10-Qs for the quarters ended March 31, 2020 and June 30, 2020, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes to our risk factors from those set forth in the 2019 Annual Report on Form 10-K and in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On September 15, 2020, we entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15,000,000 of our common stock. Upon the execution of the purchase agreement, we issued 201,991 shares of common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the purchase agreement. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the purchase agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct Lincoln Park to purchase up to $15,000,000 worth of shares of our common stock under our agreement over a 36-month period generally in amounts up to 30,000 shares of our common stock, which may be increased to up to 150,000 shares of our common stock depending on the market price of our common stock at the time of sale, and, in each case, subject to a maximum limit of $1,000,000 per purchase, on any single business day (such share amounts being subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the purchase agreement). Assuming a purchase price of $1.95 per share (the closing sale price of the common stock on September 15, 2020) and the purchase by Lincoln Park of 1,898,009 purchase shares, proceeds to us would only be approximately $3.7 million.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $15,000,000 under the purchase agreement to Lincoln Park, we may still need additional capital to finance our future production plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of common stock to Lincoln Park, shareholders may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from our sale of shares of common stock to Lincoln Park. Accordingly, shareholders will be relying on the judgment of our management with regard to the use of those net proceeds, and shareholders will not have the opportunity to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2020, we entered into a purchase agreement, and a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $15.0 million worth of our common stock. Under the terms and subject to the conditions of the purchase agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million worth of shares of our common stock. Such sales of common stock, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period. As consideration for Lincoln Park’s irrevocable commitment to purchase our common stock upon the terms of and subject to satisfaction of the conditions set forth in the purchase agreement, upon execution of the purchase agreement, we issued 201,991 shares of common stock to Lincoln Park as commitment shares.

Lincoln Park represented to us, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and we sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Purchase Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 21, 2020)
10.2	Registration Rights Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 21, 2020)
10.3 **	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (incorporated by reference to exhibit 99.1 of the Company’s Form 8-K filed September 4, 2020)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	November 12, 2020
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	November 12, 2020
Christopher Downs	(principal financial and accounting officer)

