Form 10-K
period 2020-12-31
CNS Pharmaceuticals, Inc.
filed 2021-02-12
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of the registrant’s common stock outstanding as of February 12, 2021 was 25,300,868.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are a clinical pharmaceutical company organized as a Nevada corporation in July 2017 to focus on the development of anti-cancer drug candidates for the treatment of brain and central nervous system tumors, based on intellectual property that we license under license agreements with Houston Pharmaceuticals, Inc. (“HPI”) and The University of Texas M.D. Anderson Cancer Center (“UTMDACC”) and own pursuant to a collaboration and asset purchase agreement with Reata Pharmaceuticals, Inc. (“Reata”).

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

Berubicin was discovered at MD Anderson by Dr. Waldemar Priebe, the founder of the Company. Through a series of transactions, Berubicin was initially licensed to Reata. Reata conducted a Phase I clinical trial on Berubicin but subsequently allowed their IND with the FDA to lapse for strategic reasons. This required us to obtain a new IND for Berubicin before beginning further clinical trials. On December 17, 2020, we announced that our IND application with the FDA for Berubicin for the treatment of Glioblastoma Multiforme was in effect. We intend to initiate our trial during the first quarter of 2021 to investigate the efficacy of Berubicin in adults with Glioblastoma Multiforme who have failed first-line therapy. Recent correspondence between us and the FDA resulted in modifications to our previously disclosed trial design, including designating overall survival (OS) as the primary endpoint of the study. OS is a rigorous endpoint that the FDA has recognized as a basis for approval of oncology drugs when a statistically significant improvement can be shown relative to a randomized control arm.

The planned Phase 2 trial will evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease, and results will be compared to the current standard of care, with 2 to 1 randomization of the 243 patients to Berubicin or Lomustine. Subjects receiving Berubicin will be administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (21-day cycle). Lomustine is administered orally. The trial will include an interim analysis that will evaluate the comparative effectiveness of these treatments. The trial's adaptive design is intended to allow this interim analysis of the data to demonstrate meaningful differences in efficacy between treatments and then to allow an adjustment to the size of the patient population in the trial for maximum efficiency in terms of time in development. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, who controls a majority of our shares. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of an New Drug Application (“NDA”) for Berubicin; and (v) 200,000 shares of our common stock. The patents we licensed from HPI expired in March 2020.

On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD now constitutes our primary intellectual property protections although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections.

With the Reata Agreement and the HPI License, we believe we have obtained all rights and intellectual property necessary to develop Berubicin. As stated earlier, it is our plan to obtain additional intellectual property covering other compounds which, subject to the receipt of additional financing, may be developed into drugs for brain and other cancers.

On January 10, 2020, we entered into a Patent and Technology License Agreement (the “1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of the UTMDACC. Pursuant to the 1244 Agreement, we obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to our WP1244 drug technology. In consideration, we must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) for sales of licensed products developed under the 1244 Agreement. The term of the 1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the 1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate the 1244 Agreement in the event that we fail to meet certain commercial diligence milestones.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $720,000 will be paid in 2021, of which $400,000 was accrued at December 31, 2020. The principal investigator for this agreement is Dr. Priebe.

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

The Orphan Drug Act and other legislative initiatives provide incentives, including market exclusivity and accelerated approval pathways, for companies that pursue the development of treatments for rare diseases and serious diseases for which there are few or no acceptable available treatment alternatives. Orphan Drug exclusivity prevents for seven years the approval of another product with the same active moiety for the same rare disease. If a product is a new chemical entity (i.e., generally that the moiety has not previously been approved), it may receive five years of exclusivity, during which period FDA may not accept for review certain NDAs for another product with the same moiety. If approval of a product required new clinical data, it may convey three years of exclusivity against approval of certain NDAs for similar products. Over the last 10 years, an increasing number of companies have begun using these designations to obtain new drug approvals for drugs where patent coverage has expired and/or where accelerated approval appears possible. An IMS Health report estimated that, in 2013, the sale of drugs with full or partial Orphan Drug exclusivity represented approximately $29 billion in revenue. We consider the receipt of Orphan Drug exclusivity and expedited pathways to approval or further development to be an important part of our development strategy for our drug candidates.

The Berubicin Clinical Therapeutic Opportunity

The Company was created to specialize in the discovery and development of novel treatments for brain tumors. Our main focus is currently the development and testing of Berubicin. Based on limited clinical data, we believe Berubicin is the first anthracycline that appears in animal models and limited clinical data derived from a Phase 1 human clinical trial to cross the BBB and target cancer cells. In 2009, Reata, the prior developer of Berubicin, completed its Phase 1 clinical trial in patients diagnosed with brain cancers, including glioblastoma, the most aggressive form of brain cancer.

Currently, there are no effective therapies for glioblastoma. In the clinical trial completed in February 2009, Berubicin demonstrated one durable complete response (considered clinically to be a cure) lasting over 11 years in a glioblastoma patient. This patient remains disease free and clinically stable as of November 6, 2020.

In the trial, 25 of the 35 patients enrolled were evaluable for response. In a prior clinical trial, Berubicin has also shown promising data in a patient population that currently has a dismal median survival rate of only 14.6 months from glioblastoma diagnosis and few effective therapeutic options. If the early results are proven to be reproducible and if we secure regulatory approval to market Berubicin, its apparent ability to cross the BBB combined with its mechanism of action, more thoroughly discussed below, has the potential to become an effective treatment for this deadly cancer.

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

Based on data relating to the mechanism of action of Berubicin, as well as clinical results from the Phase 1 study in brain tumors performed by Reata, the prior developer of Berubicin, we are conducting a randomized, controlled multicenter study that will evaluate the efficacy of Berubicin versus Lomustine (CCNU, CeeNU®, or Gleostine®) in patients with recurrent glioblastoma. Randomization to the two therapies (Berubicin or Lomustine) will be on a 2:1 basis with 2 patients receiving Berubicin for every patient randomized to Lomustine. Lomustine is a drug considered effective in patients with glioblastoma that has recurred or progressed following first line therapy. From the data available from the Reata Phase 1 clinical trial (RTA 744-C-0401), the FDA has agreed that the dosage for Berubicin will be at the maximum tolerated dose (“MTD”) determined in that trial. Thus, patients randomized to the Berubicin arm will receive a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (21-day cycle). Patients randomized to Lomustine will receive a single oral dose of 130 mg/m2 (rounded to the nearest 5 mg) every 6 weeks, or per the full prescribing information for Lomustine incorporating institutional standards at each study site.

Efficacy will be measured by the benefit of Berubicin vs. Lomustine in terms of overall survival (OS), considered the preferred standard as an endpoint for clinical trials in Neuro-Oncology. Secondary endpoints using accepted radiologic methodology (magnetic resonance imaging (“MRI”)), including both pre- and post-gadolinium T1-weighted scans and T2/fluid attenuated inversion recovery (“FLAIR”) images will evaluate objective response rates (ORR), which include complete responses (CR) and partial responses (PR) as per RANO (Response Assessment for Neuro-Oncology), and progression free survival at 6 months (PFS6). Additional information to be collected include event free survival (EFS), corticosteroid usage, neurologic status, quality of life, and safety, and for Berubicin, the pharmacokinetics (PK) at the dose and schedule employed. The trial will include an interim analysis to estimate the likelihood of achieving statistical significance for the primary endpoint, OS, after approximately 50% of enrolled patients have reached 6 months on study.

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

On May 24, 2019, our sublicensee, WPD, signed the Granting Agreement with the Polish National Center for Research and Development for co-funding of research and development work in the amount of 22,033,066 PLN (approximately US $5,798,875) for a new drug development as a part of the project “New approach to glioblastoma treatment addressing the critical unmet medical need”, undertaken pursuant to the WPD Sublicense. The grant will be co-funded by the European Union, under the Smart Growth Operational Program 2014-2020, Sectoral Programme InnoNeuroPharm, Priority Axis I: Support R&D carried out by enterprises, Measure 1.2 Sectorial programs R&D. The main goal of the WPD Project is to implement the first in the world multicenter pediatric phase I clinical trial to determine maximum tolerated dose (MTD) and phase IB and II clinical trials in adults, in order to attempt to determine safety and efficacy of Berubicin. The WPD Project will also include preclinical tests to determine the prospective use of Berubicin with temozolomide and with other compounds being developed by WPD as candidates for anticancer drugs.

The WPD Project includes the implementation of the following stages of R&D:

1.       Scientific Advice Procedure implementation; Regulatory documentation for “First in Children” and phase Ib and II clinical trial in adults preparation;

2.       IP Manufacturing according to GMP;

3.       Possible In vitro studies on anticancer activity of Berubicin in combination with TMZ and other WPD molecules;

4.       “First in children” and Phase Ib in adults clinical trials conducting;

5.       Phase II in adults clinical trial conducting.

Berubicin Clinical Trial

In the first clinical trial for Berubicin, which was referred to as Study RTA 744-C-0401, 25 of the 35 patients enrolled were evaluable for response. One patient achieved a complete response, remained on study through seven cycles of therapy and was withdrawn for adverse events unrelated to Berubicin. The patient was disease free as of November 6, 2020.

Study design

Study RTA 744-C-0401 was a Phase 1 dose-finding, safety and pharmacokinetic (PK) study of intravenous Berubicin injection in patients with recurrent or refractory anaplastic astrocytoma, anaplastic oligodendroglioma, anaplastic mixed oligo-astrocytoma, glioblastoma multiforme or gliosarcoma.

The study was an open-label, accelerated dose-escalation study to determine the maximum tolerated dose starting with patients who were not taking concurrent enzyme-inducing anti-epileptic drugs (EIAEDs) that could interfere with Berubicin drug metabolism. Intra-patient dose-escalation was allowed after a patient had received a minimum of 4 cycles. Berubicin injection was administered either daily for three consecutive days repeated every three weeks (Group A), or once-weekly for four-consecutive weeks repeated every five weeks (Group C). Enrollment for a planned dose escalation in Group B (patients on EIAEDs) was not initiated after it was determined that the standard of care had changed and an insufficient number of patients being treated with these anti-epileptic drugs would make it difficult to accrue the requisite number of patients. The MTD for the remaining groups was determined in a stepwise fashion such that once the MTD for Group A (three days in a row every 3 weeks) was determined, Group C was initiated at the MTD from Group A, given on a weekly basis for 4 of every 5 weeks to evaluate the tolerability and MTD of Berubicin on this alternative schedule.

Study Results

The first patient was enrolled into the study in November 2005 and as of February 2009, the study was closed to accrual with no active patients remaining on study. Berubicin was administered to a total of 54 patients (35 male and 19 female) with ages ranging from 25 to 70 years. Thirty-seven of the patients (69%) entered the study with a diagnosis of glioblastoma multiforme, seven of which were secondary to transformation from anaplastic astrocytoma. The time from the initial brain tumor diagnosis to enrollment on the study ranged from four months to 301 months (this last timing for a patient diagnosed with childhood anaplastic astrocytoma).

Efficacy: Twenty-five of the 35 patients enrolled in Group A were evaluable for response (under the Macdonald criteria described below). One patient receiving Berubicin at 2.4 mg/m2/day achieved a complete response. The patient remained on study through 7 cycles of therapy before being withdrawn for elevated liver function tests unrelated to study drug, and in follow-up remains disease free and clinically stable as of November 6, 2020.

One additional patient receiving Berubicin at 7.5 mg/m2/day achieved an unconfirmed partial response as their best recorded response, unconfirmed since the scan showing the partial response required a second scan corroborating the response. Although the patient had an 80% reduction in tumor volume after two cycles of therapy, at the end of four cycles of therapy when an additional scan was obtained, despite the fact that the initial lesion remained reduced, the patient developed a new lesion and was assessed as having disease progression, thus the PR could not be confirmed. Ten additional patients in Group A had stable disease of 2-to-8 cycles in duration, with a median progression free survival of four cycles (12 weeks). In Group C, seven patients were evaluable for response and all had progressive disease. Twelve patients were discontinued from the study prior to the end of cycle 2 due to clinical deterioration and/or disease progression.

Macdonald criteria: The Macdonald criteria, similarly to other systems, divides response into four types of response based on imaging (MRI) and clinical features:

Assessment	Imaging Features	Clinical Features
Complete Response (CR)	▪ Disappearance of all enhancing disease (measurable and non-measurable) ▪ Sustained for at least four weeks ▪ No new lesions	▪ No corticosteroids ▪ Clinically stable or improved
Partial Response (PR)	▪ 50% or more decrease of measurable enhancing lesions ▪ Sustained for at least four weeks ▪ No new lesions	▪ Stable or reduced corticosteroids ▪ Clinically stable or improved
Stable Disease (SD)	▪ Does not qualify for CR, PR or progression	▪ Clinically stable
Progression	▪ 25% or more increase in enhancing lesions ▪ Any new lesions	▪ Clinical deterioration

Measurements of lesions are obtained from axial post contrast T1 images. The maximal diameter is obtained, and then the second diameter is obtained at right angles to the first. The product of these measurements is then used as the size of the lesion for the purpose of comparison.

Summary of Adverse Events: The adverse events documented during Study RTA 744-C-0401 for all CTC grades of severity and regardless of relationship to study medication are identified below.

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

The larger number of events related to the central nervous system is consistent with the impact of the underlying malignant disease in the brain of these patients. Myelosupression, i.e., a decrease in the number of bone-marrow derived cells, is expected and consistent with the known toxicities of anthracyclines, which can be managed by the use of effective supportive care.

Based on data relating to the mechanism of action of Berubicin, as well as clinical results from the Phase 1 study in brain tumors performed by Reata, the prior developer of Berubicin, we are conducting a randomized, controlled multicenter study that will evaluate the efficacy of Berubicin versus Lomustine (CCNU, CeeNU®, or Gleostine®) in patients with recurrent glioblastoma. Randomization to the two therapies (Berubicin or Lomustine) will be on a 2:1 basis with 2 patients receiving Berubicin for every patient randomized to Lomustine. Lomustine is a drug considered effective in patients with glioblastoma that has recurred or progressed following first line therapy. From the data available from the Reata Phase 1 clinical trial (RTA 744-C-0401), the FDA has agreed that the dosage for Berubicin will be at the maximum tolerated dose (“MTD”) determined in that trial. Thus, patients randomized to the Berubicin arm will receive a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (21-day cycle). Patients randomized to Lomustine will receive a single oral dose of 130 mg/m2 (rounded to the nearest 5 mg) every 6 weeks, or per the full prescribing information for Lomustine incorporating institutional standards at each study site.

Efficacy will be measured by the benefit of Berubicin vs. Lomustine in terms of overall survival (OS), considered the preferred standard as an endpoint for clinical trials in Neuro-Oncology. Secondary endpoints using accepted radiologic methodology (magnetic resonance imaging [“MRI”]), including both pre- and post-gadolinium T1-weighted scans and T2/fluid attenuated inversion recovery (“FLAIR”) images will evaluate objective response rates (ORR), which include complete responses (CR) and partial responses (PR) as per RANO (Response Assessment for Neuro-Oncology), and progression free survival at 6 months (PFS6). Additional information to be collected include event free survival (EFS), corticosteroid usage, neurologic status, quality of life, and safety, and for Berubicin, the pharmacokinetics (PK) at the dose and schedule employed. The trial will include an interim analysis to estimate the likelihood of achieving statistical significance for the primary endpoint, OS, after approximately 50% of enrolled patients have reached 6 months on study.

Assuming data from the above described Phase 2 study is positive (and depending on the strength and quality of such data) at its completion we may seek an expedited pathway to approval to market Berubicin from relevant regulatory authorities, we may look for a partner with which to conduct a Phase 3 study, or we may attempt to raise sufficient capital to conduct such a study on our own. The goal of these potential Phase 3 studies, should they be necessary, is to develop a body of evidence to support a successful application with the FDA and/or other similar regulatory agencies around the world. Should we obtain approval from the FDA or other international regulatory agencies to market Berubicin, we will either partner with third parties to sell and distribute it to physicians and patients, or we will develop our own sales force to do so.

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

The current standard for the initial treatment of glioblastoma is surgery, followed by radiation in combination with TMZ, followed by maintenance TMZ. While the percentage of patients who survive two years from the diagnosis of glioblastoma has more than tripled from 8% to 25% in the last five years, largely because of the use of TMZ, the overall survival remains dismal. There are currently at least 77 different experimental therapies under clinical development in the United States for recurrent GBM based on the clinicaltrials.gov website. Thus, we are operating in a highly competitive clinical trial environment, moving towards the pharmaceutical market, which is also extremely competitive for patients with GBM. We also face competition from numerous sources including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors may have significantly greater cancer research capabilities, as well as financial, product development, manufacturing and marketing resources. Additionally, many universities and private and public research institutes are active in cancer research, and some may be in direct competition with us. In addition, we also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Intellectual Property

Under the HPI License we obtained the exclusive right to develop certain patented chemical compounds for use in the treatment of cancer anywhere in the world. We have licensed the right to certain intellectual property covering products comprised of anthracycline antibiotic compound, methods for manufacture and use for the treatment of cancer. The licensed intellectual property originally included certain material patents in the United States and their foreign counterparts throughout the world. The U.S. patents have expired, and as such, we may be subject to increased competition.

On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD now constitutes our primary intellectual property protections although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections.

We plan to file additional patent applications that potentially might allow for further increase of the exclusive market protection for use of Berubicin. However, we can provide no assurance that we will be able to file or receive additional patent protection. The failure to receive such additional patent protection will reduce the barrier to entry for competition for Berubicin, which may adversely affect our operations.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. Under the HPI License we obtained the exclusive right to develop certain patented chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a NDA for Berubicin; and (v) 200,000 shares of our common stock. We had the right, although we chose not to exercise such right, exercisable before December 28, 2020, to terminate the HPI License in full upon payment to HPI in the amount of $2,000,000 (the “Buy-Out Fee”).   Upon payment of the Buy-Out Fee, (i) our obligation to pay any additional development payments, license fee and the milestone payments would have ceased; (ii) HPI would have transferred ownership of all development data in its possession to us promptly; and (iii) HPI would have transferred to us any regulatory submissions including any IND, NDA or ANDA related to the patent rights. The payment of the Buy-Out Fee would not have relieved us of our obligation to use commercially reasonable development efforts to develop a licensed product by the development deadline as provided in the HPI License.

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

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $720,000 will be paid in 2021, of which $400,000 was accrued at December 31, 2020. The principal investigator for this agreement is Dr. Priebe.

On March 20, 2020, we entered into a Development Agreement with WPD Pharmaceuticals (“WPD”) (the “Development Agreement”), a company founded by Dr. Priebe. Pursuant to the Development Agreement, WPD agreed to use its commercially reasonable efforts in good faith to develop and commercialize certain products that WPD had previously sublicensed, solely in the field of pharmaceutical drug products for the treatment of any viral infection in humans, with a goal of eventual approval of in certain territories consisting of: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland. Pursuant to the Development Agreement, we agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD (paid in April 2020); and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), we will make a payment of $775,000 to WPD. WPD agreed to pay us a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to us of development fees of $1.0 million. The term of the Development Agreement will expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products, which will occur upon the expiration of the patents subject to the sublicense agreement, the earliest of which expires in 2024.

Employees

As of February 11, 2021, we had three full time employees. We also have two part-time employees serving as our chief medical and scientific officers, and accordingly, a high percentage of the work performed for our development projects is conducted by qualified part-time staff and independent contractors.

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

We are using the proceeds from our IPO and subsequent funding to, among other uses, advance Berubicin through clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Berubicin. If the FDA requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential approval of Berubicin would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Berubicin will not increase.

We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our products under development.

We estimate that we will require additional financing of approximately $16.0 to $20.0 million to complete the Phase 2 trial for Berubicin, approximately $2.0 million to support near-term WP1244 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity securities.

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

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

Our auditors have indicated in their report on our financial statements for the fiscal year ended December 31, 2020 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

We have in the past completed related party transactions, some of which that were not conducted on an arm’s length basis.

We have entered into transactions with entities affiliated with our largest shareholder, Dr. Waldemar Priebe, including:

•	We acquired the patent rights to Berubicin pursuant to a license agreement with Houston Pharmaceuticals, Inc.

•	We entered into a sublicense agreement with WPD Pharmaceuticals, Inc., an entity with which Dr. Priebe is affiliated, which granted a WPD a license to Berubicin in a specified territory (primarily in eastern Europe and western Asia).

•	We entered into a sublicense agreement with Animal Life Sciences, LLC, which granted an exclusive sublicense to Berubicin for the treatment of cancer in non-human animals.

•	We entered into a development agreement with WPD Pharmaceuticals, Inc., which granted us an economic interest in WPD’s development of an anti-viral portfolio.

We entered into the above agreements related to Berubicin with HPI and WPD prior to our IPO, at a time during which we did not have an independent board of directors. As such, due to the related party relationship between our Company and these entities, the negotiation of these agreements was not conducted on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in a transaction negotiated in an arm’s length transaction.

We have never been profitable, we have no products approved for commercial sale, and we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability. Therefore, we may not be able to continue as a going concern.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had no revenues and have relied on equity-based financing from the sale of securities in private placements and the issuance of convertible notes. The continuation of the Company as a going concern is dependent upon our ability to obtain continued financial support from its stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of December 31, 2020 the Company has incurred an accumulated deficit of $20,946,343 since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of December 31, 2020 is sufficient to fund its planned operations through but not beyond calendar year 2021.

To date, we have devoted most of our financial resources to corporate overhead, clinical trial preparation and marketing of our securities. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for Berubicin, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If Berubicin or any of our other drug candidates fail in clinical trials or do not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We have never conducted a clinical trial or submitted an NDA before, and any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

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

Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We may publicly disclose preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us could result in volatility in the price of shares of our common stock.

In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability of the particular drug candidate and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug candidate or our business. If the interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our current or any our future drug candidate, our business, operating results, prospects or financial condition may be materially harmed.

The COVID-19 outbreak may delay recruitment in our clinical trials and may continue or worsen, may affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to our planned clinical trials and ultimately of reviews and approvals of our product candidates.

The COVID-19 outbreak has delayed recruitment in clinical trials and may continue or worsen. Additionally, it may delay the approvals of our product candidates due to its effect on the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

We do not have any manufacturing capabilities and we do not intend to manufacture the pharmaceutical products that we plan to sell. We utilize contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product for our trials of Berubicin that we will need to conduct prior to seeking regulatory approval. However, we do not have agreements for supplies of Berubicin or any of our other product candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize Berubicin if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture Berubicin or any of our other product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We will be completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and the FDA’s current good manufacturing practice standards, or cGMP, and other requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates, including:

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

Other than Berubicin, we do not have any other clinical-stage drug candidates in our portfolio. As such, we are dependent on the success of Berubicin in the near term. We cannot provide you any assurance that we will be able to successfully advance Berubicin through the development process.

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

Our licensed U.S. patents expired in March 2020, the expiration of our patents may subject us to increased competition, and the Orphan Drug Designation we received for Berubicin will not bar approval of other similar products under certain circumstances.

The U.S. patents for Berubicin that we licensed from HPI expired in March 2020, and such expiration may subject us to increased competition. On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD now constitutes our primary intellectual property protections although we are exploring if there are other patents that could be filed related to Berubicin to extend additional protections. However, we can provide no assurance that we will be able to file or receive additional patent protection. The failure to obtain additional patent protection will reduce the barrier to entry for competition for Berubicin, which may adversely affect our operations.

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

As of February 11, 2021, we have 3 full-time employees. We also have 2 officers serving as part-time employees. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Certain of our key employees are currently part-time and/or provide services for other biotechnology development efforts, including companies, with respect to our chief executive officer and chief medical officer, which are developing anti-cancer drug candidates. Specifically, John M. Climaco, our chairman and chief executive officer, is also serving as a director for Moleculin Biotech, Inc  ., a company also actively developing anticancer drugs. Sandra Silberman, our chief medical officer, is also the chief medical officer for New Products at Moleculin. Donald Picker, our chief science officer, is the chief scientific officer at Moleculin.

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

Risks Related to Our Common Stock

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be ineffective, and as of the year ended December 31, 2020, identified a material weakness in our internal controls due to the lack of sufficient personnel to allow for segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Failure to continue improving our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the SEC. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Management performed an annual assessment as of December 31, 2020 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective and as of the year ended December 31, 2020, due to a material weakness in our internal controls due to the lack of segregation of duties. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to consider to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To remediate this material weakness, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. However, notwithstanding our remediation efforts, there is no assurance we will not encounter accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

Our executive officers, directors, major stockholder and their respective affiliates exercise significant control over us, which will limit our stockholders ability to influence corporate matters and could delay or prevent a change in corporate control.

The holdings of our executive officers, directors, founder and their affiliates, are, in the aggregate, approximately 42.2% of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

General Risk Factors

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

Holders of Common Equity

As of January 29, 2021, we had approximately 6,635 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2020.

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

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $720,000 will be paid in 2021, of which $400,000 was accrued at December 31, 2020. The principal investigator for this agreement is Dr. Priebe.

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

General and Administrative Expense

General and administrative expense was $4,392,873 for the year ended December 31, 2020 compared to $1,978,643 for 2019. The increase in general and administrative expense, was mainly the result of closing our IPO in November 2019 which allowed us to substantially increase our operations. The details of the change is attributable to an increase of approximately $480,000 for stock-based compensation, an increase of $667,000 in employee compensation and taxes, compensation to the Board of Directors of $180,000, an increase of $302,000 in professional fees, an increase of $495,000 in insurance expenses, and an increase of $431,000 in other corporate expenses. These changes were offset by a decrease of $154,000 in recruiting fees in 2020.

Research and Development Expense

Research and development expense was $5,061,734 for the year ended December 31, 2020 compared to $1,854,334 for 2019. The expenses incurred during the year were related to patent maintenance cost and contract labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Interest Expense

Interest expense was $3,264 and $26,152 for the years ended December 31, 2020 and 2019, respectively. The decrease in interest expense was mainly the result of the payoff of our convertible notes payable issued in 2017 bearing interest at the rate of 10% per annum.

Net Loss

The net loss for the year ended December 31, 2020 was $9,457,871 compared to $3,877,211 for 2019. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2020.

Liquidity and Capital Resources

On December 31, 2020, we had cash of $14,039,493 and we had working capital of $13,590,415. We have historically funded our operations from proceeds from debt and equity sales.

On November 13, 2019, we closed our IPO of 2,125,000 shares of common stock at a price to the public of $4.00 per share, followed shortly by the exercise of the over-allotment option issued to the underwriter which resulted in an additional 318,750 shares of common stock being issued at the IPO price of $4.00 per share.

On December 28, 2020, we closed a follow-on offering of 5,750,000 shares of common stock at a price to the public of $2.00 per share (including a full over-allotment option). Each share issued included 0.5 warrants to purchase a common share at a price of $2.20. We believe that the proceeds from this issuance and our cash on hand are sufficient to fund our planned operations through, but not beyond, 2021.

Our plan of operations is primarily focused on using the proceeds from the follow-on offering to complete a Phase II clinical trial for Berubicin. We estimate that we will require additional financing, beyond the proceeds of the offering, of approximately $18 million to complete the trial, approximately $2.0 million to support near-term WP1244 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $7,318,018 and $3,553,472 for the years ended December 31, 2020 and 2019, respectively, and mainly included payments made for clinical trial preparation, officer compensation, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used in operating activities was $17,945 and $20,120 for the years ended December 31, 2020 and 2019 and included payments furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $14,134,168 and $10,259,747 for the years ended December 31, 2020 and 2019. We received net proceeds of $14,222,249 from the issuance of common stock during the year ended December 31, 2020.

On November 13, 2019, we closed our IPO of 2,125,000 shares of common stock at a price to the public of $4.00 per share, followed shortly by the exercise of the over-allotment option issued to the underwriter which resulted in an additional 318,750 shares of common stock being issued at the IPO price of $4.00 per share.

On December 28, 2020, we closed a follow-on offering of 5,750,000 shares of common stock at a price to the public of $2.00 per share (including a full over-allotment option). Each share issued included 0.5 warrants to purchase a common share at a price of $2.20.

Off-balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CNS Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CNS Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CNS Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019.

Houston, Texas

February 12, 2021

CNS Pharmaceuticals, Inc.

Balance Sheets

	December 31, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$14,039,493	$7,241,288
Prepaid expenses	1,456,350	652,622
Total current assets	15,495,843	7,893,910

Noncurrent Assets:
Property and equipment, net	23,431	18,165
Deferred offering costs	334,138	–
Total noncurrent assets	357,569	18,165

Total Assets	$15,853,412	$7,912,075

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$946,330	$243,666
Accounts payable and accrued expenses - related party	–	45,833
Accrued expenses	519,804	21,500
Notes payable	439,294	–
Total current liabilities	1,905,428	310,999

Total Liabilities	1,905,428	310,999

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 23,856,151 and 16,450,234 shares issued and outstanding, respectively	23,856	16,450
Additional paid-in capital	34,870,471	19,073,098
Accumulated deficit	(20,946,343)	(11,488,472)
Total Stockholders' Equity	13,947,984	7,601,076

Total Liabilities and Stockholders' Equity	$15,853,412	$7,912,075

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31, 2020	Year Ended December 31, 2019

Operating expenses:
General and administrative	$4,392,873	$1,978,643
Research and development	5,061,734	1,854,334

Total operating expenses	9,454,607	3,832,977

Loss from operations	(9,454,607)	(3,832,977)

Other expenses:
Interest expense	(3,264)	(26,152)
Amortization of debt discount	–	(18,082)

Total other expenses	(3,264)	(44,234)

Net loss	$(9,457,871)	$(3,877,211)

Loss per share - basic and diluted	$(0.57)	$(0.28)
Weighted average shares outstanding - basic and diluted	16,618,441	13,647,908

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the years ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2018	12,694,504	$12,695	$7,049,268	$(7,611,261)	$(549,298)

Common stock issued for cash	3,261,250	3,261	10,291,486	–	10,294,747

Common stock issued for services	75,000	75	149,925	–	150,000

Stock-based compensation	–	–	477,096	–	477,096

Common stock issued for extinguishment of convertible notes payable and accrued interest	228,329	228	342,265	–	342,493

Conversion of SAFE agreements	191,151	191	763,058	–	763,249

Net loss	–	–	–	(3,877,211)	(3,877,211)

Balance December 31, 2019	16,450,234	16,450	19,073,098	(11,488,472)	7,601,076

Common stock and warrants issued for cash, net	7,203,926	7,204	14,108,281	–	14,115,485

Common stock issued for deferred offering costs	201,991	202	395,700	–	395,902

Stock-based compensation	–	–	1,293,392	–	1,293,392

Net loss	–	–	–	(9,457,871)	(9,457,871)

Balance December 31, 2020	23,856,151	$23,856	$34,870,471	$(20,946,343)	$13,947,984

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash Flows from Operating Activities:
Net loss	$(9,457,871)	$(3,877,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,293,392	477,096
Common stock issued for services	–	150,000
Amortization of debt discount	–	18,082
Deferred financing cost	–	102,225
Depreciation	11,096	1,955
Loss on disposal of fixed assets	1,583	–
Changes in operating assets and liabilities:
Prepaid expenses	(321,353)	(619,622)
Accounts payable	702,664	108,570
Accounts payable and accrued expenses - related party	(45,833)	45,039
Accrued expenses	498,304	40,394
Net cash used in operating activities	(7,318,018)	(3,553,472)

Cash Flows from Investing Activities:
Purchase of property and equipment	(17,945)	(20,120)
Net cash used in investing activities	(17,945)	(20,120)

Cash Flows from Financing Activities:
Payment of deferred offering costs	(45,000)	–
Payments on notes payable	(43,081)	(35,000)
Proceeds from sale of common stock and warrants	14,222,249	10,294,747
Net cash provided by financing activities	14,134,168	10,259,747

Net change in cash and cash equivalents	6,798,205	6,686,155

Cash and cash equivalents, at beginning of period	7,241,288	555,133

Cash and cash equivalents, at end of period	$14,039,493	$7,241,288

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,708	$3,993
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for deferred offering costs	$395,902	$–
Prepaid expenses financed with note payable	$482,375	$–
Deferred offering costs of fset against additional paid in capital	$106,764	$–
Conversion of SAFE agreements	$–	$763,249
Common stock and warrants issued for extinguishment of convertible notes payable and accrued interest	$–	$342,493

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (“we”, “our”, the “Company”) is a clinical pharmaceutical company organized as a Nevada corporation on July 27, 2017 to focus on the development of anti-cancer drug candidates.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at December 31, 2020 was $13,789,493. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Property and Equipment - Property and equipment is recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Leasehold improvement	Shorter of estimated useful lives or the term of the lease
Computer equipment	2-3 years
Machinery and equipment	5 years
Furniture and office equipment	7 years

Repairs and maintenance costs are expensed as incurred.

Impairment of Long-lived Assets - The Company evaluates its long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of a long-lived asset is measured by comparison of the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Fair Value of Financial Instruments - The carrying value of short-term instruments, including cash and cash equivalents, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2020, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 6,861,630 common shares, and options for 2,200,736 common shares. As of December 31, 2019, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 3,986,630 common shares, and options for 1,764,500 common shares.

Research and Development Costs - Research and development costs are expensed as incurred.

Reclassification - Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Note Payable

During the year ended December 31, 2020, the Company entered into a short-term note payable for an aggregate of $482,375, bearing interest at 4.25% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over a 11-month period with the final payment due on September 30, 2021. As of December 31, 2020, the Company’s note payable balance was $439,294.

Note 4 – Equity

The Company has authorized shares of common stock to 75,000,000 having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors.

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

On September 15, 2020, Company entered into a purchase agreement (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million worth of the Company’s common stock, $0.001 par value per share(the “Common Stock”).

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million worth of shares of the Company’s Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date on which all of conditions precedent are satisfied, the “Commencement Date”), including that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement has been declared effective by the SEC, a final prospectus in connection therewith is filed and the other conditions set forth in the purchase agreement are satisfied.

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

As consideration for entering into the purchase agreement, the Company issued 201,991 shares of common stock to Lincoln Park as a commitment fee. The shares were valued at approximately $395,902 and were recorded as deferred offering costs on the balance sheet. In addition to the commitment shares, the Company recorded $45,000 of due diligence expenses and legal fees as deferred offering costs. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. During the year ended December 31, 2020, $106,764 of deferred offering cost were charged against paid-in capital. As of December 31, 2020, unamortized deferred   offering costs totaled $334,138.

During the year ended December 31, 2020, the Company sold 1,453,926 shares of common stock to Lincoln Park under the Purchase Agreement for net proceeds of $3,632,249.

On December 22, 2020, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriters”), in connection with a public offering (the “Offering”) of an aggregate of (i) 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase 2,500,000 shares of Common Stock (the “Warrants”). In addition, the Company granted the Underwriter a 45-day option to purchase up to an additional 750,000 Shares and/or 375,000 Warrants to cover over-allotments, if any. Each Share sold in the Offering was sold together with a Warrant to purchase 0.5 shares of Common Stock as a fixed combination. The Shares and accompanying Warrants were sold at a price to the public of $2.00, less underwriting discounts and commissions. The Warrants are exercisable immediately, will expire on December 28, 2025 and have an exercise price of $2.20 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations. The Company used the Black-Scholes option valuation model to estimate the fair value of the warrants with the following assumptions: fair value of common stock on December 28, 2020, the measurement date, $1.85, exercise price of $2.20, expected term of 5 years, volatility of 130.30% and risk free interest rate of 0.38%. As of December 31, 2020, the fair value of the 2,875,000 warrants issued was $4,485,441 and recorded to additional paid in capital as a cost of capital. The Offering, including the full over-allotment securities, closed on December 28, 2020 and the Company received net proceeds of $10,590,000    after deducting underwriting discounts, commissions and underwriter expenses associated with the Offering.

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 2,000,000 shares of common stock. No key employee may receive more than 500,000 shares of common stock (or options to purchase more than 500,000 shares of common stock) in a single year.

In 2020, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 3,000,000 shares of common stock. No key employee may receive more than 750,000 shares of common stock (or options to purchase more than 750,000 shares of common stock) in a single year.

During the year ended December 31, 2019, the Board of Directors approved grants of 1,189,500 options to officers and employees of the Company. The exercise price of the options ranges from $2.00 to $4.00 and expire ten-years following issuance. The total fair value of these option grants at issuance was $2,717,445. All of the issued options in 2019 vest in four equal annual installments beginning on the first anniversary following issuance.

During the year ended December 31, 2020, the Board of Directors approved grants of 561,236 options to employees, Scientific Advisory Board members and members of the Board of Directors. The exercise price of the options ranges from $2.06 to $2.47 and expire ten-years following issuance. The total fair value of these option grants at issuance was $1,115,508. 300,000 of the issued options vest in four equal annual installments beginning on the first anniversary following issuance. 261,236 of the issued options vest in one annual installment on the first anniversary of the grant date.

During the years ended December 31, 2020 and 2019, the Company recognized $1,208,154 and $400,834 of stock-based compensation, respectively, related to outstanding stock options. At December 31, 2020, the Company had $2,258,502 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the years ended December 31, 2020 and 2019:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2018	675,000	$0.91
Granted	1,189,500	2.50
Exercised	–	–
Forfeited	(100,000)	2.00
Expired	–	–
Outstanding, December 31, 2019	1,764,500	$1.92
Granted	561,236	2.27
Exercised	–	–
Forfeited	(125,000)	2.20
Expired	–	–
Outstanding, December 31, 2020	2,200,736	$2.00

The following table discloses information regarding outstanding and exercisable options at December 31, 2020:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$4.00	300,000		8.85	75,000
$2.47	186,236		9.45	–
$2.21	175,000		9.20	–
$2.06	75,000		9.70	–
$2.00	789,500		8.49	197,375
$1.50	400,000		7.42	300,020
$0.045	275,000		6.89	256,250
Total	2,200,736	$2.00	8.32	828,645	$1.40

As of December 31, 2020, the aggregate intrinsic value of options vested and outstanding was $528,599. The aggregate fair value of the options measured during the years ended December 31, 2020 and 2019 were calculated using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31, 2020	Year Ended December 31,2019
Fair value of common stock on measurement date	$2.06 to $2.47 per share	$2.00 to $4.00 per share
Risk free interest rate (1)	0.33% to 0.82%	1.74% to 2.00%
Volatility (2)	122.79% to 128.57%	102.55% to 106.71%
Dividend yield (3)	0%	0%
Expected term (in years)	5.5 - 6.3	10

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

As of December 31, 2020, there are no awards remaining to be issued under the 2017 Plan and 2,799,264 awards remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2020 and 2019:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2018	3,674,130	$4.08
Granted	312,500	$2.87
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2019	3,986,630	$3.99
Granted	2,875,000	$2.20
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2020	6,861,630	$3.24

During the years ended December 31, 2020 and 2019, the Company recognized $85,238 and $76,262 of stock-based compensation, respectively, related to outstanding stock warrants. At December 31, 2020, the Company had $0 of unrecognized expenses related to warrants.

The following table discloses information regarding outstanding and exercisable warrants at December 31, 2020:

	Outstanding			Exercisable
Exercise Price	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$11.00	1,206,059		1.64	1,206,059
$4.00	148,750		3.85	148,750
$2.20	2,875,000		4.99	2,875,000
$2.00	63,750		3.43	63,750
$1.75	100,000		3.29	100,000
$1.50	14,000		2.45	14,000
$0.70	2,454,071		3.00	2,454,071
Total	6,861,630	$3.24	3.62	6,861,630	$3.24

As of December 31, 2020 the aggregate intrinsic value of warrants vested and outstanding was $2,657,317.

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

Note 5 – Commitments and Contingencies

Executive Employment Agreements

On September 1, 2017, the Company entered into an employment agreement with Mr. John Climaco pursuant to which Mr. Climaco agreed to serve as Chief Executive Officer and Director of the Company commencing on such date for an initial term of three years. The agreement provides for an initial annual salary of $150,000. The annual salary shall increase at the completion of the Company’s initial public offering to an annual salary of $300,000. Pursuant to the employment agreement, the Company and Mr. Climaco agreed to issue Mr. Climaco 900,000 shares of common stock in exchange for $900, which purchase was finalized on September 30, 2017. The common shares may be reacquired by the Company if employment is terminated prior to the initial public offering. After the completion of the initial public offering a portion of the shares may be reacquired by the Company if employment is terminated prior to the expiration of the agreement. Effective March 1, 2019, the employment agreement was amended to increase the annual salary to $186,000 and establish Mr. Climaco as a full-time employee. On June 28, 2019, the compensation committee of the board of directors agreed to modify Mr. Climaco’s compensation to increase the annual base salary to $440,000 and Mr. Climaco will be entitled to a cash bonus with a target of 55% of his base salary following the initial public offering. On September 1, 2020, the Company entered into an amendment to the employment agreement with John Climaco. The amendment extends the term of employment under the employment agreement, which was originally for a three-year period, for additional twelve-month periods, unless and until either the Company or Mr. Climaco provides written notice to the other party not less than sixty days before such anniversary date that such party is electing not to extend the term. If the Company provides notice of its election not to extend the term, Mr. Climaco may terminate his employment at any time prior to the expiration of the term by giving written notice to the Company at least thirty days prior to the effective date of termination, and upon the earlier of such effective date of termination or the expiration of the term, Mr. Climaco shall be entitled to receive the same severance benefits as are provided upon a termination of employment by the Company without cause. Pursuant to the amendment, the severance benefits shall be twelve months of Mr. Climaco’s base salary. Such severance payment shall be made in a single lump sum sixty days following the termination, provided that Mr. Climaco has executed and delivered to the Company, and has not revoked a general release of the Company. On February 5, 2021, the compensation committee of the board of directors agreed to modify Mr. Climaco’s compensation to increase the annual base salary to $525,000 and granted a ten-year option to purchase 310,000 shares of common stock with an exercise price of $3.36 per share vesting annually in four equal installments.

On June 28, 2019, we entered into employment letters with Drs. Silberman and Picker pursuant to which we agreed to the following compensation terms: (i) Dr. Silberman agreed to commit 50% of her time to our matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $175,000; commencing at the end of 2019, an annual cash bonus target of 28% of her base salary (prorated for any partial years); and a ten-year option to purchase 125,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments; and (ii) Dr. Picker agreed to commit 25% of his time to our matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $91,000; commencing at the end of 2019, an annual cash bonus target of 36% of his base salary (prorated for any partial years); and a ten-year option to purchase 100,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments. On February 5, 2021, the compensation committee of the board of directors agreed to modify Drs. Silberman and Picker compensation to increase their annual base salary to $200,000 and $115,000 and granted a ten-year option to purchase 42,000 and 24,000 shares of common stock with an exercise price of $3.36 per share vesting annually in four equal installments, respectively.

On September 14, 2019, the Company, entered into an employment agreement with Christopher Downs to serve as its Chief Financial Officer commencing on the closing date of the Company’s IPO, which occurred on November 13, 2019. The initial term of the employment agreement will continue for a period of three years. The employment agreement provides for an initial annual base salary of $300,000. Mr. Downs may receive an annual bonus (pro rated for 2019), targeted at 35% of base salary. Under the agreement, upon the closing of the IPO, Mr. Downs was granted a ten-year option to purchase 300,000 shares at an exercise price per share equal to the public offering price per share of the shares sold in the IPO. The option vests in four equal installments on each of the succeeding four anniversary dates of the option grant, provided Mr. Downs is employed by the Company on each such vesting date. On February 5, 2021, the compensation committee of the board of directors agreed to modify Mr. Downs’ compensation to increase the annual base salary to $340,000 and granted a ten-year option to purchase 131,000 shares of common stock with an exercise price of $3.36 per share vesting annually in four equal installments.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is owned by the person who controls a majority of our shares. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials; and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. Our rights pursuant to the HPI License are contingent on us raising at least $7.0 million within 12 months from the effective date of the HPI License, a date which was extended by an additional 12 months by the payment of $40,000. On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement. As of December 31, 2020 and December 31, 2019, $0 and $45,833 is payable to HPI related to the above agreements, respectively. During the years ended December 31, 2020 and 2019, the Company recognized $237,500 and $0, respectively related to this agreement.  Separate from this agreement, the Company entered into a series of transactions with Davos Pharmaceuticals to supply raw starting materials for the production of Berubicin. Davos negotiated to obtain these materials from HPI. Due to the related party relationship with HPI, this agreement was considered and approved by the Audit Committee. Approval was granted based on lowest cost and fastest time to delivery offered by HPI versus other suppliers from whom Davos had obtained quotes. During the years ended December 31, 2020 and 2019, the Company recognized $0 and $385,000, respectively related to these agreements with Davos.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”  ) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the year ended December 31, 2020, the Company paid $138,018 to UTMDACC related to this agreement.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $720,000 will be paid in 2021, of which $400,000 was accrued at December 31, 2020. The principal investigator for this agreement is Dr. Waldemar Priebe, who controls a majority of the Company’s share.

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

Note 6 – Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Income tax benefit computed at the statutory rate	$1,986,000	814,000
Non-deductible expenses	(227,000)	(83,000)
Change in valuation allowance	(1,759,000)	(731,000)
Provision for income taxes	$–	–

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows:

	As of December 31, 2020	As of December 31, 2019
Deferred income tax assets
Net operating losses	$2,707,000	$948,000
Valuation allowance	(2,707,000)	(948,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $12,892,000.

Note 7 – Subsequent Events

Subsequent to December 31, 2020, the Company received $332,750 in cash proceeds from the exercise of 151,250 warrants previously issued at an exercise price of $2.20. In addition, the Company received notices to exercise 1,580,140 warrants on a cashless basis resulting in issuance of 1,293,467 shares of common stock.

Subsequent to December 31, 2020, the Company entered into a transaction with HPI, a related party, to supply starting materials for the manufacturing of Berubicin API valued at $385,000.

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

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020.   In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2020   due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,200,736	$2.00	2,799,264
Equity compensation plans not approved by security holders (2)	326,500	$2.81	–

(1) Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2017 and 2020 Stock Plans.

(2) Consists of warrants issued to the underwriter in our IPO and follow-on offering and to consultants.

Item 13.	Certain .Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

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

3.       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 2.2 to the Company’s Form 1-A file no. 024-10855)

4.1	Form of warrant issued to convertible debt holders (filed as exhibit 3.2 to the Company’s Form 1-A file no. 024-10855)

4.2	Form of Underwriter Warrant (filed as exhibit 4.4 to the Company’s Form 1-A Amendment file no. 024-10855)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5 **	Consulting Agreement between CNS Pharmaceuticals, Inc. and Fresh Notion Financial Services dated July 27, 2017 (filed as exhibit 6.5 to the Company’s Form 1-A file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form 1-A Amendment file no. 024-10855)

10.9 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form 1-A Amendment file no. 024-10855)

10.10 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form 1-A Amendment file no. 024-10855)

10.11 * +	Patent and Technology License Agreement with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center, dated January 10, 2020

10.12 **	Non-Employee Director Compensation Plan (filed as exhibit 10.12 to the Company’s Form 10-K filed March 12, 2020)

10.13	Development Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals dated March 20, 2020 (filed as exhibit 10.1 to the Company’s Form 8-K filed March 26, 2020)

10.14 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 99.2 to the Company’s Form S-8, file no. 333-239998, filed on July 22, 2020

10.15**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.16	Purchase Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed September 21, 2020)

10.17	Registration Rights Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.2 to the Company’s Form 8-K filed September 21, 2020)

23.1	Consent of MaloneBailey LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: February 12, 2021	By:	/s/ John Climaco
John Climaco
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: February 12, 2021	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 12, 2021	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 12, 2021	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: February 12, 2021	/s/ Carl Evans
Carl Evans
Director

Date: February 12, 2021	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: February 12, 2021	/s/ Andrzej Andraczke
Andrzej Andraczke
Director

