Form 10-K/A
period 2020-12-31
CNS Pharmaceuticals, Inc.
filed 2021-02-16
CIK 1729427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The consent of MaloneBailey, LLP, the Company’s independent registered public accounting firm, was set forth in the exhibit index to the Form 10-K for the year ended December 31, 2020, originally filed on February 12, 2021 (the “Original Filing”); however, the consent was inadvertently omitted from the version filed via EDGAR. This amendment is being filed to include the consent.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 15.	Exhibits, Financial Statement Schedules

(a)       The following documents are filed or furnished as part of this Form 10-K/A:

Exhibit Number	Description of Document

23.1 #	Consent of MaloneBailey LLP

31.3 #	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.4 #	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

The following is a list of all exhibits filed as part of the Original Filing and the amended annual report on Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 2.2 to the Company’s Form 1-A file no. 024-10855)

4.1	Form of warrant issued to convertible debt holders (filed as exhibit 3.2 to the Company’s Form 1-A file no. 024-10855)

4.2	Form of Underwriter Warrant (filed as exhibit 4.4 to the Company’s Form 1-A Amendment file no. 024-10855)

2

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5 **	Consulting Agreement between CNS Pharmaceuticals, Inc. and Fresh Notion Financial Services dated July 27, 2017 (filed as exhibit 6.5 to the Company’s Form 1-A file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form 1-A Amendment file no. 024-10855)

10.9 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form 1-A Amendment file no. 024-10855)

10.10 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form 1-A Amendment file no. 024-10855)

10.11 * +	Patent and Technology License Agreement with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center, dated January 10, 2020

10.12 **	Non-Employee Director Compensation Plan (filed as exhibit 10.12 to the Company’s Form 10-K filed March 12, 2020)

10.13	Development Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals dated March 20, 2020 (filed as exhibit 10.1 to the Company’s Form 8-K filed March 26, 2020)

10.14 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 99.2 to the Company’s Form S-8, file no. 333-239998, filed on July 22, 2020

3

10.15**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.16	Purchase Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed September 21, 2020)

10.17	Registration Rights Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.2 to the Company’s Form 8-K filed September 21, 2020)

23.1#	Consent of MaloneBailey LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.3 #	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.4 #	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith
*	Previously filed with the Original Filing.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: February 16, 2021	By:	/s/ John Climaco
John Climaco
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: February 16, 2021	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 16, 2021	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 16, 2021	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: February 16, 2021	/s/ Carl Evans
Carl Evans
Director

Date: February 16, 2021	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: February 16, 2021	/s/ Andrzej Andraczke
Andrzej Andraczke
Director

5