Form 10-K/A
period 2020-12-31
CNS Pharmaceuticals, Inc.
filed 2021-04-30
CIK 1729427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares of the registrant’s common stock outstanding as of April 28, 2021 was 25,359,059.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of CNS Pharmaceuticals, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2021 and amended on February 16, 2021 (the “2020 10-K”), to include information previously omitted from the 2020 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before April 30, 2021 (i.e., within 120 days after the end of our 2020 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2020 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on February 12, 2021 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2020 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of April 26, 2021. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
John M. Climaco	52	Chairman of the Board and Chief Executive Officer
Christopher S. Downs	43	Chief Financial Officer
Sandra L. Silberman	66	Chief Medical Officer
Donald Picker	75	Chief Science Officer
Jerzy (George) Gumulka	72	Director
Jeffry R. Keyes	48	Director
Andrzej Andraczke	78	Director
Carl Evans	74	Director

Set forth below is biographical information about each of the individuals named in the tables above:

John M. Climaco, Esq. – Chief Executive Officer and Director. Mr. Climaco joined CNS in September 2017 as its Chief Executive Officer. Mr. Climaco has served in leadership roles in a variety of healthcare companies. From April 2015 to June 2017 Mr. Climaco served as the Executive Vice-President of Perma-Fix Medical S.A where he managed the development of a novel method to produce Technitium-99. Mr. Climaco also served as President and CEO of Axial Biotech, Inc., a DNA diagnostics company, from January 2003 to January 2013. In the process of taking Axial from inception to product development to commercialization, Mr. Climaco created strategic partnerships with Medtronic, Johnson & Johnson and Smith & Nephew. Mr. Climaco currently serves as a director of several public companies including Moleculin Biotech, Inc., a pharmaceutical company focused on anticancer drug candidates, where he has served since May 2017. Mr. Climaco served on the boards of Digirad, Inc., a leading national provider of imaging services, from May 2012 until April 2020, and Birner Dental Management Services, Inc., a provider of practice management services in the dental industry, since June 2017. Mr. Climaco also served as a director of PDI, Inc., a provider of outsourced commercial services to pharma companies, in 2015, and InfuSystem Holdings, Inc., the largest supplier of infusion services to oncologists in the U.S., from April 2012 to April 2014. Mr. Climaco obtained his Juris Doctorate Degree from the University of California Hastings College of Law in San Francisco, CA in January 2000 and a Bachelor of Philosophy from Middlebury College in Middlebury, VT, in May 1991. Mr. Climaco is active with the State Bar of Utah. We believe Mr. Climaco’s history with our company, coupled with his vast experience with development stage companies and his legal background provides him with the qualifications to serve as our chairman of the board.

Christopher S. Downs, CPA – Chief Financial Officer. Mr. Downs has served as our chief financial officer since the closing of our IPO in November 2019. From March 2018 until September 2019, Mr. Downs served as vice president of finance and treasurer of Innovative Aftermarket Systems, L.P., a privately held provider of finance and insurance solutions. Mr. Downs served as director of finance (from June 2011 to September 2013), vice president and treasurer (October 2013 to August 2016), executive vice president and interim chief financial officer (August 2016 to May 2017), and executive vice president, interim chief financial officer and member of the office of the president (May 2017 to March 2018) for InfuSystem Holdings, Inc., a supplier of infusion services to oncologists in the United States. Mr. Downs spent 10 years in investment banking with various firms including Citigroup. Mr. Downs has also served as a director of Esports Technologies, Inc., a technology company developing and operating platforms focused on esports and competitive gaming, from March 2021. Mr. Downs is a graduate of the United States Military Academy at West Point where he earned his Bachelor of Science. Mr. Downs earned his MBA at Columbia Business School and his Master of Science in Accounting at the University of Houston-Clear Lake. Mr. Downs is a Certified Public Accountant in Utah and Texas.

Sandra L. Silberman, MD PhD – Chief Medical Officer. Dr. Silberman joined CNS in December 2017 and currently serves on a part-time basis. Dr. Silberman has served as chief medical officer for new products of Moleculin Biotech, Inc. since November 2017 on a part-time basis. In 2018, Dr. Silberman became an advisor to WPD Pharmaceuticals in Poland. Dr. Silberman advanced several original, proprietary compounds into Phases I through III during her work with leading biopharmaceutical companies, including Bristol Myers Squibb, AstraZeneca, Imclone and Roche. Dr. Silberman is a Hematologist/Oncologist who earned her B.A., Sc.M. and Ph.D. from the Johns Hopkins University School of Arts and Sciences, School of Public Health and School of Medicine, respectively, and her M.D. from Cornell University Medical College, and then completed both a clinical fellowship in Hematology/Oncology as well as a research fellowship in tumor immunology at the Brigham & Women’ s Hospital and the Dana Farber Cancer Institute in Boston, MA. Dr. Silberman is currently devoting only 45% of her work time to us and provides services as needed to us.

Donald Picker, PhD - Chief Science Officer. Dr. Picker has served as our part-time chief science officer since June 2019. Dr. Picker has served as the chief scientific officer of Moleculin Biotech, Inc. since August 2017 after serving as its chief operating officer from July 2015 until August 2017 and as its president from January 2016 to August 2017. In 2007, Dr. Picker became the chief executive officer of IntertechBio Corp. From 2006 through 2007, Dr. Picker was the President of Tapestry Pharmaceuticals. From 1998 to 2003, Dr. Picker was CEO of Synergy Pharmaceuticals. Synergy was merged into Callisto Pharmaceuticals where he was vice present of research and development until 2006. In 2018, Dr. Picker became an advisor to WPD Pharmaceuticals in Poland. From 2017 to 2018, Dr. Picker served on our board of directors. Dr. Picker received his B.S. degree from Brooklyn Polytechnic University and his PhD from SUNY Albany in 1975. Dr. Picker is currently devoting only 25% of his work time to us and provides services as needed to us.

Jerzy (George) Gumulka, PhD – Director. Dr. Gumulka joined our board of directors on November 8, 2017. Dr. Gumulka has been retired since 2016. From 2001 until his retirement he served as a Global Technology Manager ASC, a Technology Manager, Special Projects/New Technology Platforms, Kraton Polymers US LLC and a Technical Director of Kraton Polymers do Brasil. Dr. Gumulka served on the Board of Directors of Moleculin LLC from 2010 through 2016. Dr. Gumulka received a PhD from the University of Warsaw, Warsaw, Poland. We believe Dr. Gumulka’s technical knowledge and experience in the field of biochemistry coupled with his vast experience in corporate leadership provides him with the qualifications to serve as a director.

Jeffry R. Keyes – Director. Mr. Keyes joined our board on June 25, 2018. Mr. Keyes is currently the Chief Financial Officer of Custopharm, Inc., a private equity backed developer of generic sterile injectable pharmaceuticals, a role he has held since April 2018. From September 2012 to April 2018, Mr. Keyes was the Chief Financial Officer and Corporate Secretary of Digirad Corporation, a publicly traded healthcare services and medical device company. From August 2011 until September 2012, Mr. Keyes was Corporate Controller of Sapphire Energy, Inc., a venture capital backed start-up renewable energy company. From April 2011 to August 2011, Mr. Keyes was the Corporate Controller of Advanced BioHealing, Inc., a venture backed provider of regenerative medicine solutions, until its sale to Shire, PLC in August 2011. Prior to April 2011 Mr. Keyes held a variety of leadership roles in healthcare and medical device companies in finance, accounting, and M&A support, and he started his career in public accounting. Mr. Keyes earned a B.A. degree in accounting from Western Washington University and is a certified public accountant licensed by the Washington State Board of Accountancy. Mr. Keyes is considered a financial expert under relevant rules of the SEC, the NYSE and NASDAQ. We believe Mr. Keyes’ financial knowledge and experience, which qualify him as an Audit Committee Financial Expert, coupled with his vast experience in corporate leadership provides him with the qualifications to serve as a director.

Andrzej Andraczke – Director. Mr. Andraczke joined our board on July 9, 2018. Mr. Andraczke is currently Chief Executive Officer of Pol-Tex Holdings, LLC, a role he has held since November 2012. He is also currently Chief Technology Officer of Syntech LLC (Ireland), a role he has held since November 2017. From March 2016 to April 2016 Mr. Andraczke served as an expert witness for the International Chamber of Commerce for downhole air hammer drilling of the well in volcanic rocks for a geothermal project in Slovakia. From March 2000 through November 2012 Mr. Andraczke was Vice-President of Pol-Tex Methane. Mr. Andraczke earned a M.Sc. in Engineering from Warsaw Technical University. We believe Mr. Andraczke’s vast experience in corporate leadership provides him with the qualifications to serve as a director.

Carl Evans – Director. Mr. Evans joined our board on July 9, 2018. Mr. Evans has been retired since 2015. From 2011 until his retirement Mr. Evans was Executive Vice President – Exploration for KMD Operating Company, LLC. Prior to 2011, he managed international and domestic oil exploration and production projects for several oil companies, including British Petroleum, Texaco, and Pennzoil. Mr. Evans earned Bachelor of Science degree in Geology from the University of California, Los Angeles. We believe Mr. Evan’s vast experience in corporate leadership provides him with the qualifications to serve as a director.

No director is related to any other director or executive officer of our company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

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

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Nominating and Corporate Governance Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. Our Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Corporate Governance Committee to the full Board for consideration. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to our Board of Directors at any annual meeting at which the Board of Directors has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Chairperson of the Nominating and Corporate Governance Committee (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. Pursuant to our Bylaws, the submission must be received at our principal executive offices 120 days prior to the anniversary date of the mailing date of our previous year’s proxy statement so as to permit the Board of Directors time to evaluate the qualifications of the nominee.

We have not employed an executive search firm, or paid a fee to any other third party, to locate qualified candidates for director positions.

Board Committees

We established a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. Our Board of Directors has adopted and approved a charter for each of these standing committees. The charters, which include the functions and responsibilities of each of the committees, can be found in the “Investors - Corporate Governance” section on our web site at www.cnspharma.com.

Audit Committee. The members of the Audit Committee are Mr. Keyes (Chair), Mr. Andraczke and Mr. Evans. Each member of the Audit Committee is independent as defined by the Nasdaq Rules. In addition, each member of the Audit Committee satisfies the additional requirements of the SEC and Nasdaq Rules for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that at least one member of the Audit Committee, Mr. Keyes, is an “audit committee financial expert” as defined in the SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Mr. Evans (Chair), Dr. Gumulka, and Mr. Keyes. Each member of the Nominating and Corporate Governance Committee is independent as defined by Nasdaq Rules. The primary functions and responsibilities of the Nominating and Corporate Governance Committee are to: (a) determine the qualifications, qualities, skills, and other expertise required to be a director; (b) identify and screen individuals qualified to become members of the Board; (c) make recommendations to the Board regarding the selection and approval of the nominees for director; and (d) review and assess the adequacy of our corporate governance policies and procedures.

Compensation Committee. The members of the Compensation Committee are Dr. Gumulka (Chair), Mr. Keyes and Mr. Andraczke. Each member of the Compensation Committee is independent as defined by Nasdaq Rules.

The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board of Directors with respect to the annual compensation for our Chief Executive Officer. The Compensation Committee also is responsible for reviewing and making recommendations to the Board of Directors the annual compensation and benefits for our other executive officers. The Compensation Committee also, among other things, reviews compensation of the Board, reviews and makes recommendations on all new executive compensation programs that are proposed for adoption and administers the Company’s equity incentive plans. The Compensation Committee is responsible for reviewing director compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.

Our Chief Executive Officer reviews the performance of our other executive officers (other than himself) and, based on that review, our Chief Executive Officer makes recommendations to the Compensation Committee about the compensation of executive officers (other than himself). Our Chief Executive Officer does not participate in any deliberations or approvals by the Board or the Compensation Committee with respect to his own compensation.

Item 11.	Executive Compensation

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2020 and 2019, which consist of our principal executive officer and our two other most highly compensated executive officers, are: (i) John Climaco, our chairman and chief executive officer; (ii) Chris Downs, our chief financial officer; and (ii) Sandra Silberman, our chief medical officer.

Summary Compensation Table – 2020

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Nonequity incentive plan compensation ($)	All other compensation ($) (2)	Total ($)
John Climaco, Chairman and Chief Executive Officer	2020	440,000	–	937,808	195,100	–	1,572,908
	2019	213,867	193,600	806,237	–	15,600	1,229,304

Christopher Downs, Chief Financial Officer (3)	2020	300,000	–	396,299	94,700	–	790,999
	2019	40,000	25,000	1,085,708	–	3,407	1,154,115

Sandra Silberman, Chief Medical Officer	2020	175,000	–	127,058	38,900	–	340,958
	2019	23,333	20,083	229,305	–	–	272,721

(1)          Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 5 to our financial statements as of and for the period ended December 31, 2020 included in our Form 10-K. Option awards for the 2020 calendar year were granted in February 2021.

(2)          Represents reimbursement for health insurance costs.

(3)          Mr. Downs joined our company as chief financial officer in November 2019.

Narrative Disclosure to Summary Compensation Table

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the individual executive’s performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then determines the compensation for each executive officer. Our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers.

Annual Base Salary

For the 2021 compensation year, the base salaries for Mr. Climaco, Mr. Downs, and Dr. Silberman are $525,000, $340,000, and $200,000, respectively.

Annual Bonus and Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives for each fiscal year. For the 2021 compensation year, the target bonus for Mr. Climaco, Mr. Downs and Dr. Silberman are 55%, 40%, and 36%, respectively, of their base salary.

The actual performance-based annual bonus paid is calculated by multiplying the executive’s annual base salary, target bonus percentage, the percentage attainment of the corporate goals established by the Board for such year. However, the Compensation Committee is not required to calculate bonuses in this manner and retains discretion in the amounts it awards and the factors it takes into consideration in determining bonus amounts. At the end of the year, the Compensation Committee reviews our performance against our goals and objectives and approves the extent to which we achieved each of our corporate goals and objectives, and, for each named executive officer, the amount of the bonus awarded.

As we completed our IPO in November 2019, for the 2019 compensation year we did not establish formal goals and objectives at the beginning of the year, and bonuses were awarded by our Compensation Committee in their discretion for the contributions of management towards our IPO and the pre-clinical work necessary to establish our supply of Berubicin and preparation for the submission of the Investigative New Drug application to the FDA. These actual bonus amounts are reflected in the "Bonus" column of the Summary Compensation Table above.

For the 2020 compensation year, bonuses were awarded based on our achievement of specified corporate goals, including the clinical trial progress of Berubicin, our ability to add additional candidates to our pipeline, and our ability to maintain sufficient funding. Based on the level of achievement, our Compensation Committee awarded each of our named executive officers approximately 80% of their potential bonuses for 2020. These actual bonus amounts are reflected in the “Non-Equity Incentive Plans” column of the Summary Compensation Table above.

For the 2021 compensation year, bonuses will be awarded based on our achievement of specified corporate goals, including the clinical trial progress of Berubicin, our ability to add additional candidates to our pipeline, and our ability to maintain sufficient funding.

Long-Term Incentives

Each year our Compensation Committee establishes a value for the option grant payable to each of our named executive officers. For the 2020 compensation year, the fair value of the option grants awarded in February 2021 for Mr. Climaco, Mr. Downs and Dr. Silberman were $310,000, $131,000, and $42,000, respectively. We set the option exercise price, and grant date fair value based on the closing price of our common stock on Nasdaq on the date of grant. The shares underlying options typically vest in four equal annual installments.

Employment Agreements

John Climaco

On September 1, 2017, we entered into an employment agreement with John Climaco pursuant to which Mr. Climaco agreed to serve as our Chief Executive Officer commencing on such date for an initial term of three years. On September 1, 2020, we entered into an amendment to the employment agreement. The amendment extends the term of employment under the employment agreement for additional twelve-month periods, unless and until either the Company or Mr. Climaco provides written notice to the other party not less than sixty days before such anniversary date that such party is electing not to extend the term. If the Company provides notice of its election not to extend the term, Mr. Climaco may terminate his employment at any time prior to the expiration of the term by giving written notice to the Company at least thirty days prior to the effective date of termination, and upon the earlier of such effective date of termination or the expiration of the term, Mr. Climaco shall be entitled to receive the same severance benefits as are provided upon a termination of employment by the Company without cause. Pursuant to the amendment, the severance benefits shall be twelve months of Mr. Climaco’s base salary. Such severance payment shall be made in a single lump sum sixty days following the termination, provided that Mr. Climaco has executed and delivered to the Company, and has not revoked a general release of the Company.

Christopher Downs

On September 14, 2019, we entered into an employment agreement with Mr. Christopher Downs pursuant to which Mr. Downs agreed to serve as our Chief Financial Officer commencing on the closing date of our IPO for an initial term of three years. The agreement provided for an initial annual base salary of $300,000, subject to adjustment each year. Under the agreement, Mr. Downs was granted a ten-year option to purchase 300,000 shares at an exercise price per share equal to the public offering price per share of the shares sold in the IPO, or $4.00 per share. The option vests in four equal installments on each of the succeeding four anniversary dates of the option grant, provided Mr. Downs is employed by us on each such vesting date. If Mr. Downs’ employment is terminated at our election without “cause” (as defined in the agreement), or by Mr. Downs for “good reason” (as defined in the agreement), Mr. Downs shall be entitled to receive severance payments equal to six months of Mr. Downs’ base salary. Mr. Downs has agreed not to compete with us until six months after the termination of his employment.

Other Executive Arrangements

On June 28, 2019, our we entered into employment letters with Drs. Silberman and Picker pursuant to which we agreed to the following compensation terms: (i) Dr. Silberman agreed to commit 50% of her time to our matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $175,000; commencing at the end of 2019, an annual cash bonus target of 28% of her base salary (prorated for any partial years); and a ten-year option to purchase 125,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments; and (ii) Dr. Picker agreed to commit 25% of his time to our matters in exchange for a base salary, commencing upon the successful closing of the IPO, of $91,000; commencing at the end of 2019, an annual cash bonus target of 36% of his base salary (prorated for any partial years); and a ten-year option to purchase 100,000 shares of common stock with an exercise price of $2.00 per share vesting annually in four equal installments.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers on December 31, 2020.

Outstanding Equity Awards At Fiscal Year-End —2020

Option Awards
Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
John Climaco	6/28/2019	109,875	329,625	2.00	6/28/2029
Christopher Downs	11/13/2019	75,000	225,000	4.00	11/13/2029
Sandra Silberman	12/22/2017	56,250	18,750	0.045	12/22/2027
	6/28/2019	31,250	93,750	2.00	6/28/2029

(1)          The shares underlying the options vest in equal annual installments over a four-year period (i.e., one-quarter of each grant vests on the first, second, third and fourth anniversary of the grant date).

Director Compensation

The following table sets forth the total compensation earned by our non-employee directors in 2020 (Mr. Climaco did not earn additional compensation during 2020 for his services on the Board, and his compensation is fully reflected in the “—Summary Compensation Table” above):

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)
Jerzy (George) Gumulka	$46,473	$99,998	$146,471
Jeffry R. Keyes	$61,430	$99,998	$161,428
Andrzej Andraczke	$44,752	$99,998	$144,750
Carl Evans	$46,473	$99,998	$146,471

(1) Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 5 to our financial statements as of and for the period ended December 31, 2020 included in our Form 10-K. As of December 31, 2020, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Dr. Gumulka – 146,559 shares; Mr. Keyes – 146,559 shares; Mr. Andraczke – 146,559 shares; Mr. Evans – 146,559 shares. None of our non-employee directors held stock awards other than options as of December 31, 2020.

In March 2020, our compensation committee recommended to our Board and our Board approved the following policy for compensating non-employee members of the Board. Each independent director shall receive annual cash compensation of $35,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $10,000, $7,000 and $5,000, respectively; the other members of such committees shall receive an annual compensation of $5,000, $3,500 and $3,000, respectively; and the lead independent director shall receive annual compensation of $10,000. In addition, we agreed to pay a one-time make-whole payment to the independent directors as follows: (i) Jeff Keyes - $6,554.79; (ii) Jerzy (George) Gumulka - $3,972.60; (iii) Carl Evans - $3,972.60; and (iv) Andrzej Andraczke - $3,376.71.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 28, 2021, regarding beneficial ownership of our common stock by:

•                     each of our directors;

•                     each of our executive officers;

•                     all directors and executive officers as a group; and

•                     each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options that are currently exercisable or exercisable within 60 days. Each director or officer, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o CNS Pharmaceuticals, Inc., 2100 West Loop South, Suite 900, Houston, TX 77027.

Name and address of beneficial owner	Shares beneficially owned	Percentage of Class (1)

John Climaco	1,119,750	4.4%
Christopher S. Downs	217,000	*
Sandra Silberman	118,750 (2)	*
Donald Picker	150,000 (2)	*
Jerzy (George) Gumulka	146,559 (2)	*
Jeffry R. Keyes	146,559 (2)	*
Andrzej Andraczke	146,559 (2)	*
Carl Evans	146,559 (2)	*
Directors and Officers as a group	2,191,736	8.6%
5% or greater shareholders
Waldemar Priebe	9,029,000 (3)	35.6%

*            Less than 1%.

(1)      Based on 25,359,059 shares of common stock outstanding as of April 28, 2021.

(2)      Consists solely of options exercisable within 60 days of April 28, 2021.

(3)      Of the amount in the table, 200,000 shares are held by Houston Pharmaceuticals, Inc. Dr. Priebe has voting and dispositive power over the shares held by Houston Pharmaceuticals, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,200,736	$2.00	2,799,264
Equity compensation plans not approved by security holders (2)	326,500	$2.81	–

(1)      Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2017 and 2020 Stock Plans.

(2)      Consists of warrants issued to the underwriter in our IPO and follow-on offering and to consultants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from Houston Pharmaceuticals, Inc. (“HPI”) in an agreement we refer to as the HPI License. Dr. Priebe controls HPI. Under the HPI License we obtained the exclusive right to develop certain patented chemical compounds for use in the treatment of cancer anywhere in the world. Our rights pursuant to the HPI License are contingent on us raising at least $7,000,000 within 12 months from the effective date of the HPI License, a date which can be extended by an additional 12 months by the payment of a nominal fee. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning after the $7.0 million raise is complete; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of an NDA for Berubicin; and (v) 200,000 shares of our common stock. Unrelated to this agreement we purchased $385,000 of pharmaceutical products from HPI for use in our clinical trials.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc., or WPD, pursuant to which we granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts to by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity controlled by Dr. Priebe.

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

On January 29, 2019, we entered into a consulting agreement with WPD. The agreement is for a period of one year, with compensation of $5,000 per month. The consulting services include the full-time services of a technical researcher currently employed by WPD. We paid $30,000 for the first six months upon execution of the agreement.

On March 20, 2020, we entered into a development agreement with WPD, a company founded by Dr. Priebe. Pursuant to the agreement, WPD agreed to use its commercially reasonable efforts in good faith to develop and commercialize certain products that WPD had previously sublicensed, solely in the field of pharmaceutical drug products for the treatment of any viral infection in humans, with a goal of eventual approval of in certain territories consisting of: Germany, Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland. Pursuant to the agreement, we agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD; and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), we will make a payment of $775,000 to WPD. WPD agreed to pay a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to us of development fees of $1.0 million. The term of the agreement will expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products.

On February 19, 2021, CNS entered into a Investigational Medicinal Product Supply Agreement with WPD. CNS agreed to sell Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement.WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,072.42 upon execution of the agreement, (ii), a payment of $262,144.85 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,144.85 upon Clinical Trial Application acceptance by the relevant regulatory authority.

Policies and Procedures for Related Party Transactions

Our audit committee charter provides that our audit committee is responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In determining whether to approve a proposed transaction, our Audit Committee will consider all relevant facts and circumstances including: (i) the materiality and character of the related party’s direct or indirect interest; (ii) the commercial reasonableness of the terms; (iii) the benefit or perceived benefit, or lack thereof, to us; (iv) the opportunity cost of alternate transactions; and (v) the actual or apparent conflict of interest of the related party.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Climaco, are independent as defined under the Nasdaq Rules.

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for their services for the fiscal years ended December 31, 2019 and 2020, respectively, were as follows:

	2019	2020
Audit Fees	$25,000	$48,000
Audit-related fees	19,000	3,000
Tax fees	0	0
All other fees	22,600	0
TOTAL	$66,600	$51,000

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

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

3.       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 2.2 to the Company’s Form 1-A file no. 024-10855)

4.1	Form of warrant issued to convertible debt holders (filed as exhibit 3.2 to the Company’s Form 1-A file no. 024-10855)

4.2	Form of Underwriter Warrant (filed as exhibit 4.4 to the Company’s Form 1-A Amendment file no. 024-10855)

4.3 #	Description of Securities of CNS Pharmaceuticals, Inc.

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5 **	Consulting Agreement between CNS Pharmaceuticals, Inc. and Fresh Notion Financial Services dated July 27, 2017 (filed as exhibit 6.5 to the Company’s Form 1-A file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form 1-A Amendment file no. 024-10855)

10.9 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form 1-A Amendment file no. 024-10855)

10.10 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form 1-A Amendment file no. 024-10855)

10.11 +	Patent and Technology License Agreement with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center, dated January 10, 2020 (filed as exhibit 10.11 to the Company’s Form 10-K filed March 12, 2020)

10.12 **	Non-Employee Director Compensation Plan (filed as exhibit 10.12 to the Company’s Form 10-K filed March 12, 2020)

10.13	Development Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals dated March 20, 2020 (filed as exhibit 10.1 to the Company’s Form 8-K filed March 26, 2020)

10.14 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 99.2 to the Company’s Form S-8, file no. 333-239998, filed on July 22, 2020

10.15**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.16	Purchase Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed September 21, 2020)

10.17	Registration Rights Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.2 to the Company’s Form 8-K filed September 21, 2020)

23.1	Consent of MaloneBailey LLP

31.1 #	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 #	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 #	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 #	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith.
*	Previously filed with the Original Filing.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: April 30, 2021	By:	/s/ John Climaco
John Climaco
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: April 30, 2021	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 30, 2021	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2021	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: April 30, 2021	/s/ Carl Evans
Carl Evans
Director

Date: April 30, 2021	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: April 30, 2021	/s/ Andrzej Andraczke
Andrzej Andraczke
Director

