Form 10-Q
period 2021-03-31
CNS Pharmaceuticals, Inc.
filed 2021-05-13
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CNSP	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 25,359,059 shares of common stock outstanding at May 10, 2021.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$11,075,200	$14,039,493
Other receivable - related party	132,648	–
Prepaid expenses	1,578,518	1,456,350
Total current assets	12,786,366	15,495,843

Noncurrent Assets:
Property and equipment, net	24,105	23,431
Deferred offering costs	334,138	334,138
Total noncurrent assets	358,243	357,569

Total Assets	$13,144,609	$15,853,412

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,057,684	$946,330
Accrued expenses	534,940	519,804
Notes payable	309,133	439,294
Total current liabilities	1,901,757	1,905,428

Total Liabilities	1,901,757	1,905,428

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 25,352,809 and 23,856,151 shares issued and outstanding, respectively	25,352	23,856
Additional paid-in capital	35,777,247	34,870,471
Accumulated deficit	(24,559,747)	(20,946,343)
Total Stockholders' Equity	11,242,852	13,947,984

Total Liabilities and Stockholders' Equity	$13,144,609	$15,853,412

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Operating expenses:
General and administrative	$1,402,783	$1,355,054
Research and development	2,206,874	613,077

Total operating expenses	3,609,657	1,968,131

Loss from operations	(3,609,657)	(1,968,131)

Other expenses:
Interest expense	(3,747)	–

Total other expenses	(3,747)	–

Net loss	$(3,613,404)	$(1,968,131)

Loss per share - basic and diluted	$(0.15)	$(0.12)
Weighted average shares outstanding - basic and diluted	24,664,394	16,450,234

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the three months ended March 31, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2020	23,856,151	$23,856	$34,870,471	$(20,946,343)	$13,947,984

Common stock issued for cash, net	43,083	43	144,800	–	144,843

Exercise of warrants	1,447,325	1,447	331,303	–	332,750

Stock-based compensation	6,250	6	430,673	–	430,679

Net loss	–	–	–	(3,613,404)	(3,613,404)

Balance March 31, 2021	25,352,809	$25,352	$35,777,247	$(24,559,747)	$11,242,852

Balance December 31, 2019	16,450,234	$16,450	$19,073,098	$(11,488,472)	$7,601,076

Stock-based compensation	–	–	242,209	–	242,209

Net loss	–	–	–	(1,968,131)	(1,968,131)

Balance March 31, 2020	16,450,234	$16,450	$19,315,307	$(13,456,603)	$5,875,154

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Cash Flows from Operating Activities:
Net loss	$(3,613,404)	$(1,968,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	430,679	242,209
Depreciation	2,998	1,917
Changes in operating assets and liabilities:
Related party receivable	(132,648)	–
Prepaid expenses	(122,168)	(156,124)
Accounts payable	111,354	(102,419)
Accounts payable and accrued expenses - related party	–	4,167
Accrued expenses	15,136	123,293
Net cash used in operating activities	(3,308,053)	(1,855,088)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,672)	(6,410)
Net cash used in investing activities	(3,672)	(6,410)

Cash Flows from Financing Activities:
Payments on notes payable	(130,161)	–
Proceeds from exercise of warrants	332,750	–
Proceeds from sale of common stock	144,843	–
Net cash provided by financing activities	347,432	–

Net change in cash and cash equivalents	(2,964,293)	(1,861,498)

Cash and cash equivalents, at beginning of period	14,039,493	7,241,288

Cash and cash equivalents, at end of period	$11,075,200	$5,379,790

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,208	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$1,296	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2020 included in our Form 10-K filed with the SEC on February 12, 2021 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at March 31, 2021 was $10,825,200. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended March 31, 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 5,130,240 common shares, and options for 2,736,736 common shares. For the three months ended March 31, 2020, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share warrants to purchase 3,986,630 common shares, and options for 1,939,500 common shares.

Note 3 – Equity

Common Stock

In January 2021, the Company entered into a twelve-month agreement with an investor relations firm that includes the issuance of 25,000 restricted shares of common stock. Upon signing the agreement, 6,250 shares vested immediately, and the remaining 18,750 shares will vest quarterly over the remainder of the agreement. The Company may terminate the agreement at any time during the twelve-month period with a fifteen-day notice. During the three months ended March 31, 2021, the Company issued 6,250 common shares and recognized $12,625 of stock-based compensation related to the agreement. In April 2021, the Company issued 6,250 common shares and will issue the remaining shares over the service period.

On February 12, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “Agreement”) with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”). Pursuant to the terms of the Agreement, the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million.

During the three months ended March 31, 2021, the Company sold 43,083 shares of common stock to the Agent for net proceeds of $144,843.

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

During the three months ended March 31, 2021, the Board of Directors approved grants of 536,000 options to officers and employees. The exercise price of the options was $3.36 and the options expire ten-years following issuance. The total fair value of these option grants at issuance was $1,621,500. The issued options vest in four equal annual installments beginning on the first anniversary following issuance.

During the three months ended March 31, 2021 and 2020, the Company recognized $418,053 and $242,209 of stock-based compensation, respectively, related to outstanding stock options. At March 31, 2021, the Company had $3,461,948 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the nine months ended March 31, 2021:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2020	2,200,736	$2.00
Granted	536,000	3.36
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2021	2,736,736	$2.26

The following table discloses information regarding outstanding and exercisable options at March 31, 2021:

	Outstanding			Exercisable
Exercise Price	Number of Option/Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$4.00	300,000		8.61	75,000
$3.36	536,000		9.85	–
$2.47	186,236		9.20	–
$2.21	175,000		8.95	100,000
$2.06	75,000		9.45	–
$2.00	789,500		8.25	197,375
$1.50	400,000		7.17	350,022
$0.045	275,000		6.64	256,250
Total	2,736,736	$2.26	8.43	978,647	$1.48

As of March 31, 2021, the aggregate intrinsic value of options vested and outstanding were $1,007,402 and $1,365,030 respectively. As of March 31, 2021, there are no awards remaining to be issued under the 2017 Plan and 2,263,264 awards remaining to be issued under the 2020 Plan.

Stock Warrants

During the three months ended March 31, 2021, the Company received $332,750 in cash proceeds from the exercise of 151,250 warrants previously issued at an exercise price of $2.20. In addition, the Company received notices to exercise 1,580,140 warrants on a cashless basis resulting in issuance of 1,296,075 shares of common stock.

The following table summarizes the stock warrant activity for the nine months ended March 31, 2021:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2020	6,861,630	$3.24
Granted	–	–
Exercised	(1,731,390)	0.88
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2021	5,130,240	$4.04

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2021:

	Outstanding			Exercisable
Exercise Price	Number of Option/Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$11.00	1,206,059		1.39	1,206,059
$4.00	148,750		3.61	148,750
$2.20	2,723,750		4.75	2,723,750
$2.00	2,500		3.18	2,500
$1.75	100,000		3.05	100,000
$1.50	14,000		2.20	14,000
$0.70	935,181		2.75	935,181
$Total	5,130,240	$4.04	3.52	5,130,240	$4.04

As of March 31, 2021 the aggregate intrinsic value of warrants vested and outstanding was $2,175,403.

Note 4 – Commitments and Contingencies

Executive Employment Agreements

On September 1, 2017, the Company entered into an employment agreement with Mr. John Climaco pursuant to which Mr. Climaco agreed to serve as Chief Executive Officer and Director of the Company commencing on such date for an initial term of three years. On September 1, 2020, the Company entered into an amendment to the employment agreement with Mr. Climaco. The amendment extends the term of employment under the Employment Agreement, which was originally for a three-year period, for additional twelve-month periods, unless and until either the Company or Mr. Climaco provides written notice to the other party not less than sixty days before such anniversary date that such party is electing not to extend the term. If the Company provides notice of its election not to extend the term, Mr. Climaco may terminate his employment at any time prior to the expiration of the term by giving written notice to the Company at least thirty days prior to the effective date of termination, and upon the earlier of such effective date of termination or the expiration of the term, Mr. Climaco shall be entitled to receive the same severance benefits as are provided upon a termination of employment by the Company without cause. Pursuant to the Amendment, the severance benefits shall be twelve months of Mr. Climaco’s base salary. Such severance payment shall be made in a single lump sum sixty days following the termination, provided that Mr. Climaco has executed and delivered to the Company and has not revoked a general release of the Company. Pursuant to the employment agreement, the compensation committee of the board of directors reviews the base salary payable to Mr. Climaco annually during the term of the agreement. On February 6, 2021, the compensation committee of the board of directors set Mr. Climaco’s 2021 annual base salary to $525,000.

On June 28, 2019, we entered into employment letters with Drs. Silberman and Picker pursuant to which Dr. Silberman agreed to commit 50% of her time to our matters; and Dr. Picker agreed to commit 25% of his time to our matters. On February 6, 2021, the compensation committee of the board of directors set Drs. Silberman and Picker 2021 annual base salaries to $200,000 and $115,000, respectively.

On September 14, 2019, the Company, entered into an employment agreement with Christopher Downs to serve as its Chief Financial Officer commencing on the closing date of the Company’s IPO, which occurred on November 13, 2019. The initial term of the Employment Agreement will continue for a period of three years. Pursuant to the employment agreement, the compensation committee of the board of directors reviews the base salary payable to Mr. Downs annually during the term of the agreement. On February 6, 2021, the compensation committee of the board of directors set Mr. Downs’ 2021 annual base salary to $340,000.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and largest shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials; and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. Our rights pursuant to the HPI License are contingent on us raising at least $7.0 million within 12 months from the effective date of the HPI License, a date which was extended by an additional 12 months by the payment of $40,000. On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement. Unrelated to this agreement, the Company purchased $385,000 of pharmaceutical products from HPI for the manufacturing of Berubicin API. During the three months ended March 31, 2021 and 2020, the Company recognized $87,500 and $50,000, respectively related to this agreement.

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

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii), a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. As of March 31, 2021, the upfront payment of $131,073 plus pass through costs of $1,575 are recorded in other receivable - related party.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the three months ended March 31, 2021, the Company paid $22,902 to UTMDACC related to this agreement.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company recorded $734,000 in 2020 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. The remainder will be paid and recorded in 2021. The principal investigator for this agreement is Dr. Waldemar Priebe, who controls a majority of the Company’s share. During the three months ended March 31, 2021, the Company paid $200,000 and accrued an additional $200,000 to UTMDACC related to this agreement. As of March 31, 2021, the Company has accrued $400,000 in research and development expenses to UTMDACC.

Anti-Viral Portfolio

On March 20, 2020, the Company entered into a Development Agreement (“Agreement”) with WPD Pharmaceuticals (“WPD”), a company founded by Dr. Waldemar Priebe, the founder and largest shareholder of the Company. Pursuant to the Agreement, WPD agreed to use its commercially reasonable efforts in good faith to develop and commercialize certain products that WPD had previously sublicensed, solely in the field of pharmaceutical drug products for the treatment of any viral infection in humans, with a goal of eventual approval of in certain territories consisting of: Germany, Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2020, available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2020 and in other filings made by us from time to time with the SEC.

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

Berubicin was discovered at MD Anderson by Dr. Waldemar Priebe, the founder of the Company. Through a series of transactions, Berubicin was initially licensed to Reata. Reata conducted a Phase I clinical trial on Berubicin but subsequently allowed their IND with the FDA to lapse for strategic reasons. This required us to obtain a new IND for Berubicin before beginning further clinical trials. On December 17, 2020, we announced that our IND application with the FDA for Berubicin for the treatment of Glioblastoma Multiforme was in effect. We intend to initiate our trial during the second quarter of 2021 to investigate the efficacy of Berubicin in adults with Glioblastoma Multiforme who have failed first-line therapy. Recent correspondence between us and the FDA resulted in modifications to our previously disclosed trial design, including designating overall survival (OS) as the primary endpoint of the study. OS is a rigorous endpoint that the FDA has recognized as a basis for approval of oncology drugs when a statistically significant improvement can be shown relative to a randomized control arm.

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

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, we entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. We agreed to fund approximately $1,134,000 over a two-year period. We paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in our Statements of Operations. The principal investigator for this agreement is Dr. Priebe.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

General and Administrative Expense

General and administrative expense was approximately $1,403,000 for the three months ended March 31, 2021 compared to approximately $1,355,000 for the comparable period in 2020. The increase in general and administrative expense was mainly attributable to an increase of approximately $148,000 for stock-based compensation, $107,000 in employee compensation and taxes, $47,000 for professional fees which were offset by decreases in advertising and marketing of $187,000, $58,000 in travel expenses and $9,000 in other general and administrative expenses.

Research and Development Expense

Research and development expense was approximately $2,207,000 for the three months ended March 31, 2021 compared to approximately $613,000 for the comparable period in 2020. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the three months ended March 31, 2021 was approximately $3,613,000 compared to approximately $1,968,000 for the comparable period in 2020. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2020.

Liquidity and Capital Resources

On March 31, 2021, we had cash of approximately $11,075,000 and we had working capital of approximately $10,885,000. We fund our operations from proceeds from equity sales.

Our plan of operations is primarily focused on completing a Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $18 million to complete the trial, approximately $2.0 million to support near-term WP1244 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $3,308,000 and $1,855,000 for the three months ended March 31, 2021 and 2020, respectively, and mainly included payments made for clinical trial preparation, officer compensation, stock based compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was approximately $4,000 and $6,000 for the three months ended March 31, 2021 and 2020, respectively. The amount used in 2020 and 2021 are related to the purchase of furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $347,000 for the three months ended March 31, 2021 related to the sale of common stock and exercise of warrants, offset by the repayment of notes payable. We had no financing activities for the three months ended March 31, 2020.

Off-balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We maintain a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described below. Our management concluded that our internal control over financial reporting were, and continue to be ineffective, due to material weaknesses in our internal controls due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2021, we entered into a twelve-month agreement with an investor relations firm that included the issuance of 25,000 restricted shares of common stock. Upon signing the agreement, 6,250 shares vested immediately, and the remaining 18,750 shares will vest quarterly over the remainder of the agreement. We may terminate the agreement at any time during the twelve-month period with a fifteen-day notice. The issuance was made in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Capital on Demand™ Sales Agreement (the “Agreement”) with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated by reference to exhibit 1.1 of the Company’s Form 8-K filed February 12, 2021)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	May 13, 2021
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	May 13, 2021
Christopher Downs	(principal financial and accounting officer)

