Form 10-Q
period 2021-06-30
CNS Pharmaceuticals, Inc.
filed 2021-08-13
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 001-39126

CNS Pharmaceuticals, Inc.

(Name of registrant as specified in its charter)

Nevada	82-2318545
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

2100 West Loop South, Suite 900 Houston, Texas	77027
(Address of principal executive offices	(Zip Code)

800-946-9185

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	CNSP	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 12, 2021, was 27,460,735.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$6,885,572	$14,039,493
Subscription receivable	3,569,117	–
Other receivable - related party	132,648	–
Prepaid expenses	3,296,150	1,456,350
Total current assets	13,883,487	15,495,843

Noncurrent Assets:
Property and equipment, net	20,895	23,431
Deferred offering costs	334,138	334,138
Total noncurrent assets	355,033	357,569

Total Assets	$14,238,520	$15,853,412

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$892,492	$946,330
Accrued expenses	760,678	519,804
Notes payable	177,583	439,294
Total current liabilities	1,830,753	1,905,428

Total Liabilities	1,830,753	1,905,428

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 27,379,485 and 23,856,151 shares issued and outstanding, respectively	27,379	23,856
Additional paid-in capital	40,753,808	34,870,471
Accumulated deficit	(28,373,420)	(20,946,343)
Total Stockholders' Equity	12,407,767	13,947,984

Total Liabilities and Stockholders' Equity	$14,238,520	$15,853,412

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Operating expenses:
General and administrative	$1,146,341	$981,486	$2,549,124	$2,336,540
Research and development	2,664,979	1,492,285	4,871,853	2,105,362

Total operating expenses	3,811,320	2,473,771	7,420,977	4,441,902

Loss from operations	(3,811,320)	(2,473,771)	(7,420,977)	(4,441,902)

Other expenses:
Interest expense	(2,353)	–	(6,100)	–

Total other expenses	(2,353)	–	(6,100)	–

Net loss	$(3,813,673)	$(2,473,771)	$(7,427,077)	$(4,441,902)

Loss per share - basic and diluted	$(0.15)	$(0.15)	$(0.30)	$(0.27)
Weighted average shares outstanding - basic and diluted	25,432,717	16,450,234	25,056,975	16,450,234

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2020	23,856,151	$23,856	$34,870,471	$(20,946,343)	$13,947,984

Common stock issued for cash, net	43,083	43	144,800	–	144,843

Exercise of warrants	1,447,325	1,447	331,303	–	332,750

Stock-based compensation	6,250	6	430,673	–	430,679

Net loss	–	–	–	(3,613,404)	(3,613,404)

Balance March 31, 2021	25,352,809	25,352	35,777,247	(24,559,747)	11,242,852

Common stock issued for cash and subscription receivable, net	2,020,426	2,020	4,506,958	–	4,508,978

Stock-based compensation	6,250	7	469,603	–	469,610

Net loss	–	–	–	(3,813,673)	(3,813,673)

Balance June 30, 2021	27,379,485	$27,379	$40,753,808	$(28,373,420)	$12,407,767

Balance December 31, 2019	16,450,234	$16,450	$19,073,098	$(11,488,472)	$7,601,076

Stock-based compensation	–	–	242,209	–	242,209

Net loss	–	–	–	(1,968,131)	(1,968,131)

Balance March 31, 2020	16,450,234	16,450	19,315,307	(13,456,603)	5,875,154

Stock-based compensation	–	–	323,224	–	323,224

Net loss	–	–	–	(2,473,771)	(2,473,771)

Balance June 30, 2020	16,450,234	$16,450	$19,638,531	$(15,930,374)	$3,724,607

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Cash Flows from Operating Activities:
Net loss	$(7,427,077)	$(4,441,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	900,289	565,433
Depreciation	6,208	4,789
Changes in operating assets and liabilities:
Related party receivable	(132,648)	–
Prepaid expenses	(1,839,800)	(676,098)
Accounts payable	(53,838)	(93,153)
Accounts payable and accrued expenses - related party	–	(45,833)
Accrued expenses	240,874	89,192
Net cash used in operating activities	(8,305,992)	(4,597,572)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,672)	(17,945)
Net cash used in investing activities	(3,672)	(17,945)

Cash Flows from Financing Activities:
Payments on notes payable	(261,711)	–
Proceeds from exercise of warrants	332,750	–
Proceeds from sale of common stock, net	1,084,704	–
Net cash provided by financing activities	1,155,743	–

Net change in cash and cash equivalents	(7,153,921)	(4,615,517)

Cash and cash equivalents, at beginning of period	14,039,493	7,241,288

Cash and cash equivalents, at end of period	$6,885,572	$2,625,771

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,207	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$1,296	$–
Common stock issued for subscription receivable	$3,569,117	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2020 included in our Form 10-K filed with the SEC on February 12, 2021 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2021 was $6,635,572. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the six months ended June 30, 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 5,130,240 common shares, and options for 2,811,736 common shares. For the six months ended June 30, 2020, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share warrants to purchase 3,986,630 common shares, and options for 2,250,736 common shares.

Note 3 – Equity

Common Stock

In January 2021, the Company entered into a twelve-month agreement with an investor relations firm that includes the issuance of 25,000 restricted shares of common stock. Upon signing the agreement, 6,250 shares vested immediately, and the remaining 18,750 shares will vest quarterly over the remainder of the agreement. The Company may terminate the agreement at any time during the twelve-month period with a fifteen-day notice. During the six months ended June 30, 2021, the Company issued 12,500 common shares and recognized $25,250 of stock-based compensation related to the agreement and will issue the remaining shares over the service period. In July 2021, the Company issued 6,250 common shares and will issue the remaining shares over the service period.

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

During the six months ended June 30, 2021, the Company sold 2,063,509 shares of common stock to the Agent for net proceeds of $1,084,704 and recorded a subscription receivable of $3,569,117. The subscription receivable was collected in full on July 1, 2021.

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

During the six months ended June 30, 2021, the Board of Directors approved grants of 611,000 options to officers, employees and a consultant. The exercise price of the options ranges from $2.35 to $3.36 and the options expire ten-years following issuance. The total fair value of these option grants at issuance was $1,769,686. Of the 611,000 options issued, 75,000 options provided that 25% vested upon issuance, 50% vest upon the Board approving a business development acquisition and 25% vest over a three-year period in equal installments on each of the succeeding three anniversary dates. The remaining options issued vest in four equal annual installments beginning on the first anniversary following issuance.

During the six months ended June 30, 2021 and 2020, the Company recognized $875,039 and $565,433 of stock-based compensation, respectively, related to outstanding stock options. As of June 30, 2021, the Company had $3,071,647 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the six months ended June 30, 2021:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2020	2,200,736	$2.00
Granted	611,000	$3.24
Exercised	–	$–
Forfeited	–	$–
Expired	–	$–
Outstanding, June 30, 2021	2,811,736	$2.27

The following table discloses information regarding outstanding and exercisable options at June 30, 2021:

	Outstanding			Exercisable
Exercise Price	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$4.00	300,000		8.36	75,000
$3.36	536,000		9.61	–
$2.47	186,236		8.95	186,236
$2.35	75,000		9.69	33,750
$2.21	175,000		8.70	100,000
$2.06	75,000		9.20	–
$2.00	789,500		8.00	394,750
$1.50	400,000		6.92	375,000
$0.045	275,000		6.39	256,250
Total	2,811,736	$2.27	8.22	1,420,986	$1.71

As of June 30, 2021, the aggregate intrinsic value of options vested and outstanding were $663,219 and $710,625 respectively. As of June 30, 2021, there are no awards remaining to be issued under the 2017 Plan and 2,188,264 awards remaining to be issued under the 2020 Plan.

Stock Warrants

During the six months ended June 30, 2021, the Company received $332,750 in cash proceeds from the exercise of 151,250 warrants previously issued at an exercise price of $2.20. In addition, the Company received notices to exercise 1,580,140 warrants on a cashless basis resulting in issuance of 1,296,075 shares of common stock.

The following table summarizes the stock warrant activity for the six months ended June 30, 2021:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2020	6,861,630	$3.24
Granted	–	$–
Exercised	(1,731,390)	$0.88
Forfeited	–	$–
Expired	–	$–
Outstanding, June 30, 2021	5,130,240	$4.04

The following table discloses information regarding outstanding and exercisable warrants at June 30, 2021:

	Outstanding			Exercisable
Exercise Price	Number of Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$11.00	1,206,059		1.14	1,206,059
$4.00	148,750		3.36	148,750
$2.20	2,723,750		4.50	2,723,750
$2.00	2,500		2.93	2,500
$1.75	100,000		2.79	100,000
$1.50	14,000		1.95	14,000
$0.70	935,181		2.50	935,181
$Total	5,130,240	$4.04	3.27	5,130,240	$4.04

As of June 30, 2021, the aggregate intrinsic value of warrants vested and outstanding was $1,205,768.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and largest shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials; and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. The Company’s rights pursuant to the HPI License were contingent on us raising at least $7.0 million within 12 months from the effective date of the HPI License, a date which was extended by an additional 12 months by the payment of $40,000. On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement. Unrelated to this agreement, the Company purchased $385,000 of pharmaceutical products from HPI for the manufacturing of Berubicin API in a related party transaction reviewed and approved by the Company’s audit committee. During the six months ended June 30, 2021 and 2020, the Company recognized $175,000 and $100,000, respectively related to this agreement.

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

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii), a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. As of June 30, 2021, the upfront payment of $131,073 plus pass through costs of $1,575 are recorded in other receivable - related party.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the six months ended June 30, 2021, the Company paid $22,902 to UTMDACC related to this agreement.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company recorded $734,000 in 2020 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. The remainder will be paid and recorded in 2021. The principal investigator for this agreement is Dr. Waldemar Priebe, who controls a majority of the Company’s share. During the six months ended June 30, 2021, the Company paid $200,000 and accrued an additional $400,000 to UTMDACC related to this agreement. As of June 30, 2021, the Company has accrued $600,000 in research and development expenses to UTMDACC.

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

Pursuant to the Agreement, the Company agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD (paid in April 2020); and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), the Company will make a payment of $775,000 to WPD. WPD agreed to pay the Company a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to the Company of development fees of $1.0 million. The term of the Agreement will expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products. During the six months ended June 30, 2020, the Company paid $225,000 related to this agreement.

Note 5 – Subsequent Events

On July 15, 2021, our compensation committee recommended to our Board and our Board approved the following policy for compensating non-employee members of the Board. Each independent director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $12,000, $7,700 and $5,500, respectively; the other members of such committees shall receive an annual compensation of $5,500, $4,000 and $3,500, respectively; and the lead independent director shall receive annual compensation of $12,000. In addition, the Board approved the issuance to each independent director of options to purchase 32,000 shares of the Company’s common stock vesting on the earlier of the one-year anniversary of the date of the grant or the date of the 2022 annual meeting. These options have a 10-year term and an exercise equal to the closing price of the common stock on the date of the grant of $1.80.

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. Fast Track Designation is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

In July 2021, the Company issued 75,000 shares of common stock for investor relations services for a four-month period ending September 2021. The fair value of the shares on the commitment date was $140,250.

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

Berubicin was discovered by our founder, Dr. Waldemar Priebe, Professor of Medicinal Chemistry at The University of Texas MD Anderson Cancer Center. Through a series of transactions, Berubicin was initially licensed to Reata. Reata conducted a Phase I clinical trial on Berubicin but subsequently allowed their IND with the FDA to lapse for strategic reasons. This required us to obtain a new IND for Berubicin before beginning further clinical trials. On December 17, 2020, we announced that our IND application with the FDA for Berubicin for the treatment of Glioblastoma Multiforme was in effect. We intend to initiate our trial during the third quarter of 2021 to investigate the efficacy of Berubicin in adults with Glioblastoma Multiforme who have failed first-line therapy. Recent correspondence between us and the FDA resulted in modifications to our previously disclosed trial design, including designating overall survival (OS) as the primary endpoint of the study. OS is a rigorous endpoint that the FDA has recognized as a basis for approval of oncology drugs when a statistically significant improvement can be shown relative to a randomized control arm.

The Phase II trial, which was open for enrollment during the second quarter of 2021 and is planned to treat the first patient during the third quarter of 2021, will evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease, and results will be compared to the current standard of care, with 2 to 1 randomization of the 243 patients to Berubicin or Lomustine. Subjects receiving Berubicin will be administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (21-day cycle). Lomustine is administered orally. The trial will include an interim analysis that will evaluate the comparative effectiveness of these treatments. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, our founder and largest shareholder. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a New Drug Application (“NDA”) for Berubicin; and (v) 200,000 shares of our common stock. The patents we licensed from HPI expired in March 2020.

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

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, we entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. We agreed to fund approximately $1,134,000 over a two-year period. During the six months ended June 30, 2021, we paid $200,000 and accrued $400,000 related to this agreement in research and development expenses in our Statements of Operations. The principal investigator for this agreement is Dr. Priebe.

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

General and Administrative Expense

General and administrative expense was approximately $1,146,000 for the three months ended June 30, 2021 compared to approximately $981,000 for the comparable period in 2020. The increase in general and administrative expense was mainly attributable to an increase of approximately $157,000 for stock-based compensation, $29,000 in employee compensation and taxes and $35,000 for professional fees which were offset by decreases in advertising and marketing of $60,000.

Research and Development Expense

Research and development expense was approximately $2,665,000 for the three months ended June 30, 2021 compared to approximately $1,492,000 for the comparable period in 2020. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the three months ended June 30, 2021 was approximately $3,814,000 compared to approximately $2,474,000 for the comparable period in 2020. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2021.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

General and Administrative Expense

General and administrative expense was $2,549,000 for the six months ended June 30, 2021 compared to $2,337,000 for the comparable period in 2020. The increase in general and administrative expense, was mainly attributable to an increase of approximately $305,000 for stock-based compensation, an increase of $136,000 in employee compensation and taxes, an increase of $82,000 in professional fees which were offset by decreases in advertising and marketing of $246,000 and travel expenses of $61,000.

Research and Development Expense

Research and development expense was approximately $4,872,000 for the six months ended June 30, 2021 compared to $2,105,000 for the comparable period in 2020. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the six months ended June 30, 2021 was $7,427,000 compared to $4,442,000 for the comparable period in 2020. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2021.

Liquidity and Capital Resources

On June 30, 2021, we had cash of approximately $6,886,000 and we had working capital of approximately $12,053,000. We fund our operations from proceeds from equity sales.

Our plan of operations is primarily focused on completing a Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $16 million to complete the trial, approximately $2.0 million to support near-term WP1244 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand (including the subscription receivable collected in full on July 1, 2021) is sufficient to fund our operations into the second quarter of 2022. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $8,306,000 and $4,598,000 for the six months ended June 30, 2021 and 2020, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was approximately $4,000 and $18,000 for the six months ended June 30, 2021 and 2020, respectively. The amount used in 2020 and 2021 are related to the purchase of furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $1,156,000 for the six months ended June 30, 2021 related to the sale of common stock and exercise of warrants, offset by the repayment of notes payable. We had no financing activities for the six months ended June 30, 2020.

Off-balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described below. Our management concluded that our internal control over financial reporting were, and continue to be ineffective, due to material weaknesses in our internal controls due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

In January 2021, we entered into a twelve-month agreement with an investor relations firm that included the issuance of 25,000 restricted shares of common stock. Upon signing the agreement, 6,250 shares vested immediately, and the remaining 18,750 shares will vest quarterly over the remainder of the agreement. As of June 30, 2021, 12,500 shares have been issued. We may terminate the agreement at any time during the twelve-month period with a fifteen-day notice. The issuance was made in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act.

In May 2021, we entered into a four-month agreement with an investor relations firm that included the issuance of 75,000 shares of common stock. As of June 30, 2021, no shares have been issued. The issuance was made in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

10.1 * +	Non-Employee Director Compensation Policy effective July 15, 2021
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	August 13, 2021
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	August 13, 2021
Christopher Downs	(principal financial and accounting officer)

