Form 10-Q
period 2021-09-30
CNS Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 12, 2021, was 27,920,967.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$8,326,223	$14,039,493
Prepaid expenses	2,829,607	1,456,350
Total current assets	11,155,830	15,495,843

Noncurrent Assets:
Property and equipment, net	17,526	23,431
Deferred offering costs	334,138	334,138
Total noncurrent assets	351,664	357,569

Total Assets	$11,507,494	$15,853,412

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,461,574	$946,330
Accrued expenses	901,222	519,804
Notes payable	44,632	439,294
Total current liabilities	2,407,428	1,905,428

Total Liabilities	2,407,428	1,905,428

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 27,460,735 and 23,856,151 shares issued and outstanding, respectively	27,460	23,856
Additional paid-in capital	41,260,374	34,870,471
Accumulated deficit	(32,187,768)	(20,946,343)
Total Stockholders' Equity	9,100,066	13,947,984

Total Liabilities and Stockholders' Equity	$11,507,494	$15,853,412

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Operating expenses:
General and administrative	$1,235,385	$968,790	$3,784,509	$3,305,330
Research and development	2,578,016	1,042,274	7,449,869	3,147,636

Total operating expenses	3,813,401	2,011,064	11,234,378	6,452,966

Loss from operations	(3,813,401)	(2,011,064)	(11,234,378)	(6,452,966)

Other expenses:
Interest expense	(947)	–	(7,047)	–

Total other expenses	(947)	–	(7,047)	–

Net loss	$(3,814,348)	$(2,011,064)	$(11,241,425)	$(6,452,966)

Loss per share - basic and diluted	$(0.14)	$(0.12)	$(0.43)	$(0.39)
Weighted average shares outstanding - basic and diluted	27,443,771	16,483,529	25,858,221	16,461,332

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2020	23,856,151	$23,856	$34,870,471	$(20,946,343)	$13,947,984

Common stock issued for cash, net	43,083	43	144,800	–	144,843

Exercise of warrants	1,447,325	1,447	331,303	–	332,750

Stock-based compensation	6,250	6	430,673	–	430,679

Net loss	–	–	–	(3,613,404)	(3,613,404)

Balance March 31, 2021	25,352,809	25,352	35,777,247	(24,559,747)	11,242,852

Common stock issued for cash and subscription receivable, net	2,020,426	2,020	4,506,958	–	4,508,978

Stock-based compensation	6,250	7	469,603	–	469,610

Net loss	–	–	–	(3,813,673)	(3,813,673)

Balance June 30, 2021	27,379,485	27,379	40,753,808	(28,373,420)	12,407,767

Stock-based compensation	81,250	81	506,566	–	506,647

Net loss	–	–	–	(3,814,348)	(3,814,348)

Balance September 30, 2021	27,460,735	$27,460	$41,260,374	$(32,187,768)	$9,100,066

Balance December 31, 2019	16,450,234	$16,450	$19,073,098	$(11,488,472)	$7,601,076

Stock-based compensation	–	–	242,209	–	242,209

Net loss	–	–	–	(1,968,131)	(1,968,131)

Balance March 31, 2020	16,450,234	16,450	19,315,307	(13,456,603)	5,875,154

Stock-based compensation	–	–	323,224	–	323,224

Net loss	–	–	–	(2,473,771)	(2,473,771)

Balance June 30, 2020	16,450,234	16,450	19,638,531	(15,930,374)	3,724,607

Common stock issued for deferred offering costs	201,991	202	395,700	–	395,902

Stock-based compensation	–	–	365,010	–	365,010

Net loss	–	–	–	(2,011,064)	(2,011,064)

Balance September 30, 2020	16,652,225	$16,652	$20,399,241	$(17,941,438)	$2,474,455

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(11,241,425)	$(6,452,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,406,936	930,443
Depreciation	9,577	7,952
Changes in operating assets and liabilities:
Prepaid expenses	(1,373,257)	(556,457)
Accounts payable	515,244	6,515
Accounts payable and accrued expenses - related party	–	(45,833)
Accrued expenses	381,418	239,101
Net cash used in operating activities	(10,301,507)	(5,871,245)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,672)	(17,945)
Net cash used in investing activities	(3,672)	(17,945)

Cash Flows from Financing Activities:
Payment of deferred offering cost	–	(45,000)
Payments on notes payable	(394,662)	–
Proceeds from exercise of warrants	332,750	–
Proceeds from sale of common stock, net	4,653,821	–
Net cash provided by (used in) financing activities	4,591,909	(45,000)

Net change in cash and cash equivalents	(5,713,270)	(5,934,190)

Cash and cash equivalents, at beginning of period	14,039,493	7,241,288

Cash and cash equivalents, at end of period	$8,326,223	$1,307,098

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,207	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$1,296	$–
Common stock issued for deferred offering costs	$–	$395,902

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2020 included in our Form 10-K filed with the SEC on February 12, 2021 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of September 30, 2021 was $8,076,223. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the nine months ended September 30, 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 5,130,240 common shares, and options for 2,939,736 common shares. For the nine months ended September 30, 2020, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share warrants to purchase 3,986,630 common shares, and options for 2,220,736 common shares.

Note 3 – Equity

Common Stock

In January 2021, the Company entered into a twelve-month agreement with an investor relations firm that includes the issuance of 25,000 restricted shares of common stock. Upon signing the agreement, 6,250 shares vested immediately, and the remaining 18,750 shares will vest quarterly over the remainder of the agreement. The Company may terminate the agreement at any time during the twelve-month period with a fifteen-day notice. During the nine months ended September 30, 2021, the Company issued 18,750 common shares and recognized $37,875 of stock-based compensation related to the agreement and will issue the remaining shares over the service period.

During the nine months ended September 30, 2021, the Company issued 75,000 shares of common stock and recognized $140,250 of expense for investor relations services for a four month period ending September 2021.

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

During the nine months ended September 30, 2021, the Company sold 2,063,059 shares of common stock to the Agent for net proceeds of $4,653,821.

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

During the nine months ended September 30, 2021, the Board of Directors approved grants of 739,000 options to officers, employees, board of directors and a consultant. The exercise price of the options ranges from $1.80 to $3.36 and the options expire ten-years following issuance. The total fair value of these option grants at issuance was $1,969,712. Of the 739,000 options issued, 128,000 options vest on the first anniversary date of issuance, 75,000 options have a vesting term of 25% vest upon issuance, 50% vest upon Board approving a business development acquisition and 25% vest over a three year period in equal installments on each of the succeeding three anniversary dates. The remaining options issued vest in four equal annual installments beginning on the first anniversary following issuance.

During the nine months ended September 30, 2021 and 2020, the Company recognized $1,228,811 and $930,443 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2021, the Company had $2,999,404 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the nine months ended September 30, 2021:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2020	2,200,736	$2.00
Granted	739,000	2.99
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2021	2,939,736	$2.25
Exercisable, September 30, 2021	1,450,986	$1.72

As of September 30, 2021, the outstanding stock options have a weighted average remaining term of 8.04 years and the aggregate intrinsic value of options vested and outstanding were $370,281 and $397,375 respectively. As of September 30, 2021, there are no awards remaining to be issued under the 2017 Plan and 2,060,264 awards remaining to be issued under the 2020 Plan.

Stock Warrants

During the nine months ended September 30, 2021, the Company received $332,750 in cash proceeds from the exercise of 151,250 warrants previously issued at an exercise price of $2.20. In addition, the Company received notices to exercise 1,580,140 warrants on a cashless basis resulting in issuance of 1,296,075 shares of common stock.

The following table summarizes the stock warrant activity for the nine months ended September 30, 2021:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2020	6,861,630	$3.24
Granted	–	–
Exercised	(1,731,390)	0.88
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2021	5,130,240	$4.04
Exercisable, September 30, 2021	5,130,240	$4.04

As of September 30, 2021 the outstanding and exercisable warrants have a weighted average remaining term of 3.02 years and have an aggregate intrinsic value of $738,793.

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

On September 14, 2019, the Company, entered into an employment agreement with Christopher Downs to serve as its Chief Financial Officer commencing on the closing date of the Company’s IPO, which occurred on November 13, 2019. The initial term of the Employment Agreement will continue for a period of three years. Pursuant to the employment agreement, the compensation committee of the board of directors reviews the base salary payable to Mr. Downs annually during the term of the agreement. On February 6, 2021, the compensation committee of the board of directors set Mr. Downs’ 2021 annual base salary to $340,000

Scientific Advisory Board

On July 15, 2021, our compensation committee recommended to our Board and our Board approved the following policy for the Scientific Advisory Board members. The Scientific Advisory board consists of Dr. Waldemar Priebe, a significant shareholder and related party, and Dr. Sigmond Hsu. Each scientific advisory board member shall receive annual cash compensation of $68,600. As of September 30, 2021, the Company has accrued $28,767 related to the Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and largest shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials; and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. Our rights pursuant to the HPI License are contingent on us raising at least $7.0 million within 12 months from the effective date of the HPI License, a date which was extended by an additional 12 months by the payment of $40,000. On November 13, 2019, the Company closed its IPO and as a result completed the acquisition of the intellectual property discussed in the HPI agreement. Unrelated to this agreement, the Company purchased $385,000 of pharmaceutical products from HPI for the manufacturing of Berubicin API in a related party transaction reviewed and approved by the Company’s audit committee. During the nine months ended September 30, 2021 and 2020, the Company recognized $262,500 and $150,000, respectively related to this agreement. As of September 30, 2021, the Company accrued $100,000 related to the beginning of Phase II clinical trials. Subsequent to September 30, 2021, the Company committed to purchase additional materials to be used in future drug manufacturing from HPI with an estimated cost of $85,000.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”). Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. The Company is currently validating WPD expenditures related to this agreement. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity controlled by Dr. Priebe, our founder and largest shareholder.

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD, a related party. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii), a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones have been met as of September 30, 2021. In addition, as of September 30, 2021, the drug product with a cost of approximately $655,000 has been delivered to WPD and is being held at a third party depot. As such, the full amount of approximately $655,000 is now due from WPD. As of September 30, 2021, CNS has invoiced the first of the three amounts plus pass through cost for a total of $132,648. However, WPD has not remitted payment for that invoice and, as such we have not recorded a receivable for the second and third milestones due to the collectability issues, and we have recorded a reserve against the related receivable resulting in an increase to our research and development expense. The Company is working with WPD to resolve this situation.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the nine months ended September 30, 2021, the Company paid $22,902 and accrued $25,766 to UTMDACC related to this agreement.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company recorded $734,000 in 2020 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. The remainder will be paid and recorded in 2021. The principal investigator for this agreement is Dr. Waldemar Priebe, who controls a majority of the Company’s share. During the nine months ended September 30, 2021, the Company paid $200,000 and accrued an additional $400,000   to UTMDACC related to this agreement. As of September 30, 2021, the Company has accrued $600,000 in research and development expenses to UTMDACC.

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

Pursuant to the Agreement, the Company agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD (paid in April 2020); and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), the Company will make a payment of $775,000 to WPD. WPD agreed to pay the Company a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to the Company of development fees of $1.0 million. The term of the Agreement will expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products. During the nine months ended September 30, 2020, the Company paid $225,000 related to this agreement.

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. Fast Track Designation is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

Note 5 – Subsequent Events

Subsequent to September 30, 2021, the Company received a notice to exercise 915,263 warrants on a cashless basis resulting in issuance of 460,232 shares of common stock.

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

The Phase II trial, which was open for enrollment during the second quarter of 2021 and treated the first patient during the third quarter of 2021, will evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease, and results will be compared to the current standard of care, with 2 to 1 randomization of the 243 patients to Berubicin or Lomustine. Subjects receiving Berubicin will be administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (21-day cycle). Lomustine is administered orally. The trial will include an interim analysis that will evaluate the comparative effectiveness of these treatments. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, we entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. We agreed to fund approximately $1,134,000 over a two-year period. During the nine months ended September 30, 2021, we paid $200,000 and accrued $400,000 related to this agreement in research and development expenses in our Statements of Operations. The principal investigator for this agreement is Dr. Priebe.

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

General and Administrative Expense

General and administrative expense was approximately $1,235,000 for the three months ended September 30, 2021 compared to approximately $969,000 for the comparable period in 2020. The increase in general and administrative expense was mainly attributable to an increase of approximately $127,000 for stock-based compensation, $59,000 in insurance, $32,000 in employee compensation and taxes, $29,000 in Scientific Advisory Board compensation and $19,000 in other expenses.

Research and Development Expense

Research and development expense was approximately $2,578,000 for the three months ended September 30, 2021 compared to approximately $1,042,000 for the comparable period in 2020. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the three months ended September 30, 2021 was approximately $3,813,000 compared to approximately $2,011,000 for the comparable period in 2020. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2021.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

General and Administrative Expense

General and administrative expense was $3,785,000 for the nine months ended September 30, 2021 compared to $3,305,000 for the comparable period in 2020. The increase in general and administrative expense, was mainly attributable to an increase of approximately $432,000 for stock-based compensation, $168,000 in employee compensation and taxes, $71,000 in professional fees, $63,000 in insurance and $29,000 in Scientific Advisory Board compensation which were offset by decreases in advertising and marketing of $231,000, travel expenses of $44,000 and $8,000 in other expenses.

Research and Development Expense

Research and development expense was approximately $7,450,000 for the nine months ended September 30, 2021 compared to $3,148,000 for the comparable period in 2020. The expenses incurred during the period were related to drug manufacturing and labor related to the preparation of our Phase II study. We expect to incur increased research and development costs in the future as our product development activities expand.

Net Loss

The net loss for the nine months ended September 30, 2021 was $11,241,000 compared to $6,453,000 for the comparable period in 2020. The change in net loss is attributable to increased personnel and activity associated with preparing for our clinical trials in 2021.

Liquidity and Capital Resources

On September 30, 2021, we had cash of approximately $8,326,000 and we had working capital of approximately $8,748,000. We fund our operations from proceeds from equity sales.

Our plan of operations is primarily focused on completing a Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $16 million to complete the trial, approximately $2.0 million to support near-term WP1244 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand is sufficient to fund our operations into the second quarter of 2022. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $10,302,000 and $5,871,000 for the nine months ended September 30, 2021 and 2020, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was approximately $4,000 and $18,000 for the nine months ended September 30, 2021 and 2020, respectively. The amount used in 2020 and 2021 are related to the purchase of furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $4,592,000 for the nine months ended September 30, 2021 related to the sale of common stock and exercise of warrants, offset by the repayment of notes payable. Net cash used in financing activities was $45,000 for the nine months ended September 30, 2020 related payment of deferred offering costs.

Off-balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

In January 2021, we entered into a twelve-month agreement with an investor relations firm that included the issuance of 25,000 restricted shares of common stock. Upon signing the agreement, 6,250 shares vested immediately, and the remaining 18,750 shares will vest quarterly over the remainder of the agreement. As of September 30, 2021, 18,750 shares have been issued. We may terminate the agreement at any time during the twelve-month period with a fifteen-day notice. The issuance was made in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act.

In May 2021, we entered into a four-month agreement with an investor relations firm that included the issuance of 75,000 shares of common stock. As of September 30, 2021, 75,000 shares have been issued. The issuance was made in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Non-Employee Director Compensation Policy effective July 15, 2021.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	November 12, 2021
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	November 12, 2021
Christopher Downs	(principal financial and accounting officer)

