Form 10-K
period 2021-12-31
CNS Pharmaceuticals, Inc.
filed 2022-03-03
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ 0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of the registrant’s common stock outstanding as of March 3, 2022 was 40,032,481.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

We believe our lead drug candidate, Berubicin, may be a significant development in the treatment of Glioblastoma and other CNS malignancies, and if approved by the U.S. Food and Drug Administration (“FDA”), could give Glioblastoma patients an important new therapeutic alternative to the current standard of care. Glioblastomas are tumors that arise from astrocytes, which are star-shaped cells making up the supportive tissue of the brain. These tumors are usually highly malignant (cancerous) because the cells reproduce quickly, and they are supported by a large network of blood vessels. Berubicin is an anthracycline, which is a class of drugs that are among the most powerful and extensively used chemotherapy drugs known. Based on limited clinical data, we believe Berubicin is the first anthracycline that appears to cross the blood brain barrier in significant concentrations targeting brain cancer cells. While our focus is currently on the development of Berubicin, we are also in the process of attempting to secure intellectual property rights to additional compounds that we plan to develop into drugs to treat CNS and other cancers.

Berubicin was discovered at UTMDACC by Dr. Waldemar Priebe, the founder of the Company. Through a series of transactions, Berubicin was initially licensed to Reata. Reata initiated several Phase I clinical trials with Berubicin for CNS malignancies, one of which was for malignant gliomas, but subsequently allowed their IND with the FDA to lapse for strategic reasons. This required us to obtain a new IND for Berubicin before beginning further clinical trials. On December 17, 2020, we announced that our IND application with the FDA for Berubicin for the treatment of Glioblastoma Multiforme was in effect. We initiated this trial for patient enrollment during the second quarter of 2021 with the first patient dosed during the third quarter of 2021 to investigate the efficacy of Berubicin in adults with Glioblastoma Multiforme who have failed first-line therapy. The first patient on the trial was treated during the third quarter of 2021. Correspondence between the Company and the FDA resulted in modifications to our initial trial design, including designating overall survival (OS) as the primary endpoint of the study. OS is a rigorous endpoint that the FDA has recognized as a basis for approval of oncology drugs when a statistically significant improvement can be shown relative to a randomized control arm.

The current trial being conducted will evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease, and results will be compared to the efficacy of Lomustine, a current standard of care in this setting, with a 2 to 1 randomization of the estimated 243 patients to Berubicin or Lomustine. Patients receiving Berubicin will be administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (a 21-day cycle). Lomustine is administered orally once every six weeks. The trial will include an interim analysis that will evaluate the comparative effectiveness of these treatments, which is an adaptive design intended to demonstrate that there are no differences in efficacy between treatments (futility analysis). Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On January 10, 2020, we entered into a Patent and Technology License Agreement (the “1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of the UTMDACC. Pursuant to the 1244 Agreement, we obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to our portfolio of WP1244 drug technology. In consideration, we must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) for sales of licensed products developed under the 1244 Agreement. The term of the 1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the 1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate the 1244 Agreement in the event that we fail to meet certain commercial diligence milestones.

On May 7, 2020, pursuant to the WP1244 portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $800,000 was paid in 2021. The principal investigator for this agreement is Dr. Priebe. The work conducted under this Sponsored Research Agreement has produced a new mesylate salt of WP1244 termed WP1874. We believe the enhanced solubility of this salt may increase its ability to be formulated for use in an IV infusion, while maintaining similar potency and toxicity characteristics. As such, WP1874 will be the primary focus in our development efforts of the WP1244 portfolio.

Market for Cancer Drugs and Berubicin

Cancer is the second leading cause of death in the United States behind heart disease. In 2019, there were an estimated 16.9 million cancer survivors in the United States. In 2022, the American Cancer Society estimated that nearly 1.9 million new cases would be diagnosed and over 600,000 Americans would die from cancer.

Digestive, reproductive, breast and respiratory cancers comprise 69% of expected cancer diagnoses in 2022, while cancers like leukemia and brain tumors are considered “rare diseases.”

The worldwide cancer drug business has been estimated to represent nearly $100 billion in annual sales. Our lead drug candidate, Berubicin, is in a class of drugs referred to as anthracyclines, which are chemotherapy drugs designed to destroy the DNA of targeted cancer cells. The most common approved anthracyclines are daunorubicin and doxorubicin and, prior to the expansion of their generic equivalents, annual revenues generated from anthracyclines have been estimated in the range of $600 million. Many cancers are currently treated with anthracyclines; however, primary and metastatic brain cancers have not been among them because heretofore no anthracyclines have been able to sufficiently penetrate the BBB. We believe that based on currently limited pre-clinical and clinical data, Berubicin appears to show that it can cross the BBB. However, there is no assurance that Berubicin will be able to demonstrate such traits in more fulsome clinical trials.

Brain cancer in general is considered a rare disease for which there are few available treatments. The leading brain tumor drug is temozolomide (“TMZ”), a drug introduced under the brand name Temodar®. In 2012, one industry source reported annual revenues of approximately $882 million for Temodar before the expiration of its patent protection, at which point generic versions of the drug began to enter the market and reduce prices. TMZ extends overall survival when used in combination with radiation after preliminary surgery, followed by maintenance therapy as a single agent thereafter.

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

Currently, there are no curative therapies for glioblastoma. In the clinical trial completed by Reata in February 2009, Berubicin demonstrated one durable complete response lasting over 13 years in a patient treated on the original Phase 1 clinical trial. This patient remains disease free and clinically stable as of November 5, 2021.

The Phase 1 trial was in a patient population that had a median survival rate of only 14.6 months from glioblastoma diagnosis and few effective therapeutic options. In this trial, 25 of the 35 patients enrolled were evaluable for response, and there was 1 complete response, 1 partial response, and 1 minor response, all indicative of tumor shrinkage. In addition, 8 other patients had stable disease, for a disease control rate (DCR) of 44%. If these results are reproducible and if regulatory approval is secured to market Berubicin, based on its apparent ability to cross the BBB combined with its mechanism of action, more thoroughly discussed below, we believe this drug has the potential to become an effective treatment for this deadly cancer.

In the eight major markets for pharmaceuticals (the US, France, Germany, Italy, Spain, the UK, Japan and China), approximately 55,000 new glioblastoma patients were diagnosed in 2021 with a median survival rate for these patients of only 15 months (GlobalData, 2018). Due to the lack of effective therapies, the five-year survival rate of glioblastoma ranges from 13% for younger aged patients (20 to 44 years) to 1% for older populations (over 44 years). The current standard of care for first-line treatment is surgery, radiation, and chemotherapy with TMZ. TMZ, the current chemotherapeutic component of the first-line standard of care for glioblastoma, has limited efficacy. In the TMZ final clinical trial performed before submitting for FDA approval (573 patients), overall survival was improved by 2.5 months versus radiation alone, a clearly significant improvement in survival. However, at least 50% of TMZ treated patients do not respond to TMZ (or respond very poorly), primarily due to the O6-methylguanine methyltransferase (“MGMT”) enzyme, which is a DNA repair pathway in glioblastoma cells. When methylated, the enzyme has reduced DNA repair activity, and increases the activity of TMZ; thus unmethylated patients have greater DNA repair activity, and this confers a poorer prognosis. Given the different mechanism of action of Berubicin, patients with unmethylated MGMT may show a better outcome and this will be explored by stratification to the MGMT methylation status of patients on the current trial. This could potentially be used to support an application for approval of Berubicin as a frontline therapy, however, we believe that the most prudent initial investigational objective is the current stratified trial that can either serve as a registration trial or provide sufficient data to power an additional registration trial.

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

Efficacy will be measured by the benefit of Berubicin vs. Lomustine in terms of overall survival (OS), considered the preferred standard as an endpoint for clinical trials in Neuro-Oncology. Secondary endpoints using accepted radiologic methodology (magnetic resonance imaging (“MRI”)), including both pre- and post-gadolinium T1-weighted scans and T2/fluid attenuated inversion recovery (“FLAIR”) images will evaluate objective response rates (ORR), which include complete responses (CR) and partial responses (PR) as per RANO (Response Assessment for Neuro-Oncology), and progression free survival (PFS). Additional information to be collected include event free survival (EFS), corticosteroid usage, neurologic status, quality of life, and safety, and for Berubicin, the pharmacokinetics (PK) at the dose and schedule employed. The trial will include an interim analysis to estimate the likelihood of achieving statistical significance for the primary endpoint, OS, compared to the control arm after approximately 30 to 50% of enrolled patients have reached 6 months on study.

Assuming data from the above described study is positive (and depending on the strength and quality of such data) at its completion we may seek approval to market Berubicin from relevant regulatory authorities, we may look for a partner with which to conduct a Phase 3 study, if this is required by authorities based on the strength of the data submitted, or we may attempt to raise sufficient capital to conduct such a study on our own. The goal of these potential Phase 3 studies, should they be necessary, is to develop a body of evidence to support a successful application with the FDA and/or other similar regulatory agencies around the world. Should we obtain approval from the FDA or other international regulatory agencies to market Berubicin, we will either partner with third parties to sell and distribute it to physicians and patients, or we will develop our own sales force to do so.

Berubicin

Our first product under development is Berubicin, a development stage anthracycline intended to treat glioblastoma. Berubicin is an anthracycline, a class of drugs that are among the most powerful chemotherapy drugs known. Berubicin intercalates into DNA and interrupts topoisomerase II activity, resulting in the inhibition of DNA replication and repair, and ultimately RNA and protein synthesis. Based on evidence developed from animal models and limited clinical data derived from a Phase 1 human clinical trial, Berubicin appears to cross the blood brain barrier and target cancer cells, specifically glioblastoma, more effectively and efficiently than any other known anthracyclines.

Berubicin hydrochloride (HCl) is a novel synthetic anthracycline with a chemical structure similar to doxorubicin HCl, a cytotoxic anthracycline topoisomerase II inhibitor isolated from cultures of Streptomyces peucetius var. caesius. Doxorubicin HCl Injection and Doxorubicin HCl for Injection, drugs related in chemical structure and mechanism of action to Berubicin, are approved by the FDA for the treatment of various cancers, including acute lymphoblastic leukemia, acute myeloblastic leukemia, Hodgkin lymphoma, Non-Hodgkin lymphoma, metastatic breast cancer, metastatic Wilms’ tumor, metastatic neuroblastoma, metastatic soft tissue sarcoma, metastatic bone sarcomas, metastatic ovarian carcinoma, metastatic transitional cell bladder carcinoma, metastatic thyroid carcinoma, metastatic gastric carcinoma, and metastatic bronchogenic carcinoma, as well as part of a multiagent adjuvant chemotherapy for the treatment of women with axillary lymph node involvement after resection of primary breast cancer. A liposomal formulation of doxorubicin HCl is also approved for the treatment of ovarian cancer, AIDS-related Kaposi’s sarcoma, and multiple myeloma.

Doxorubicin HCl is not indicated for cancers of the brain, where it has limited efficacy due to its poor penetration through the blood-brain barrier. Further, even for those cancers that doxorubicin HCl is indicated, development of drug resistance remains a problem. In an effort to develop a second generation anthracycline topoisomerase II inhibitor that can circumvent the BBB and the development of drug resistance, Dr. Priebe created a library of high-affinity and sequence-selective deoxyribonucleic acid (“DNA”)-binding agents and screened against a panel of P-glycoprotein 1 (Pgp) and multidrug resistance-associated protein 1 (MRP1)-overexpressing cells. This led to the identification of berubicin HCl, which preclinical studies appear to show to be less affected by multidrug transporters than doxorubicin, to be potentially more potent as an inhibitor of cell growth and inducer of apoptosis than doxorubicin, to sequester preferentially in tumor tissue versus brain tissue, and to improve overall survival in an intracranial orthotopic glioma model. There is no assurance that Berubicin will be able to demonstrate such traits in clinical trials.

Glioblastoma has an unfavorable prognosis mainly due to its high propensity for tumor recurrence, which is inevitable after a median survival time of 32–36 weeks. A plethora of monotherapy and combination chemotherapy strategies have been evaluated in patients with recurrent glioblastoma. Although these can result in some minor improvements in progression-free survival, with an estimation of approximately 30% after six months, no obvious increase in survival has been associated with any particular regimen since the Stupp regimen of TMZ and radiation (2005).

Despite aggressive initial treatment, most patients develop recurrent diseases which can be treated with reresection, systemic treatment with targeted agents or cytotoxic chemotherapy, reirradiation, or radiosurgery. Research into novel therapies is investigating alternative temozolomide regimens, convection-enhanced delivery, immunotherapy, gene therapy, antiangiogenic agents, poly ADP ribose polymerase inhibitors, or cancer stem cell signaling pathways. Overall, the 5-year survival rate is <10%, with a final mortality rate of close to 100%. Therefore, the development of novel therapeutic options for patients with recurrent glioblastoma remains a priority. Given the short-term efficacy and low survival rate of glioblastoma and other central nervous system patient groups, we believe there is a significant unmet need, and financial opportunity.

Less than 40% of glioblastoma patients have a genetic variation which makes their tumors initially more responsive to TMZ. However, because nearly all these patients will quickly become resistant, Berubicin could be prescribed after failure with TMZ. The remaining 60% of patients initially fail to respond to TMZ, primarily due to the over-expression of O6-methylguanine methyltransferase (MGMT) conferring a lack of a DNA repair pathway in glioblastoma cells. If Berubicin shows efficacy in clinical trials, of which there is no assurance, it could become the primary drug treatment because TMZ is ineffective in this patient population.

Reata licensed in berubicin HCl with the intent of developing it for commercialization. On December 28, 2004, Reata filed an initial IND (IND 68,279; Serial No. 000) for an injection formulation of berubicin HCl (RTA 744 Injection) for the treatment of anaplastic astrocytoma, anaplastic oligodendroglioma, anaplastic mixed oligo-astrocytoma, glioblastoma, and gliosarcoma. Three clinical trials were initiated under IND 68,279, two phase 1 trials and one phase 2 trial. The initial phase 1 trial (Study RTA 744-C-0401) was completed and the maximum tolerated dose determined. A 44% disease control response rate was observed. The disease control rate was based on patients with stable disease plus responses. In the trial, out of 25 patients, one patient achieved a complete response, 1 patient had a partial response, 1 patient had a minor response, and 8 patients achieved a stable response. The 44% disease control response rate is based on these 11 patients (out of 25 patients). Regardless, in 2008, Reata decided to curtail development of RTA 744 Injection for strategic reasons. Further enrollment in the two other ongoing berubicin clinical trials was halted. Reata submitted a request to inactivate the IND on March 17, 2011 (Serial No. 054) and requested that the IND be withdrawn on June 10, 2016 (Serial No. 0055). IND 68,279 was not withdrawn due to safety or efficacy concerns, but rather due to the above noted corporate reprioritization.

CNS was formed in 2017, with Dr. Priebe as the Scientific Founder. Reata sold CNS all rights to the berubicin investigational drug data, including the data submitted under IND 68,279, and CNS has assumed sole authority, discretion, and responsibility with respect to the development of the drug. As a result of the Reata Agreement, we are the direct beneficiaries of the 4 years of active clinical development work performed by Reata, including the execution of multiple Phase 1 human clinical trials.

On May 24, 2019, our sublicensee, WPD, signed the Granting Agreement with the Polish National Center for Research and Development for co-funding of research and development work in the amount of 22,033,066 PLN (approximately US $5,798,875) for new drug development as a part of the project “New approach to glioblastoma treatment addressing the critical unmet medical need”, undertaken pursuant to the WPD Sublicense. The grant will be co-funded by the European Union, under the Smart Growth Operational Program 2014-2020, Sectoral Programme InnoNeuroPharm, Priority Axis I: Support R&D carried out by enterprises, Measure 1.2 Sectorial programs R&D. This grant funding is dependent upon WPD funding a portion of the trial estimated at 35-40% of the total cost, and we can provide no assurance that they can or will be able to do so. The main goal of the WPD Project is to implement the first in the world multicenter pediatric phase I clinical trial and phase II clinical trials in adults, in order to continue to explore the safety and efficacy of Berubicin. The WPD Project will also include preclinical tests to determine the prospective use of Berubicin with temozolomide and with other compounds being developed by WPD as candidates for anticancer drugs.

Berubicin Clinical Trial

In the first clinical trial for Berubicin, which was referred to as Study RTA 744-C-0401, 25 of the 35 patients enrolled were evaluable for response. One patient achieved a complete response, remained on study through seven cycles of therapy and was withdrawn for adverse events unrelated to Berubicin. The patient was disease free as of November 5, 2021.

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

Efficacy: Twenty-five of the 35 patients enrolled in Group A were evaluable for response (under the Macdonald criteria described below). One patient receiving Berubicin at 2.4 mg/m2/day achieved a complete response. The patient remained on study through 7 cycles of therapy before being withdrawn for elevated liver function tests unrelated to study drug, and in follow-up remains disease free and clinically stable as of November 5, 2021.

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

Efficacy will be measured by the benefit of Berubicin vs. Lomustine in terms of overall survival (OS), considered by the FDA as the only endpoint acceptable for clinical trials in Neuro-Oncology which form the basis for a request for approval of a New Drug Application. Secondary endpoints using accepted radiologic methodology (magnetic resonance imaging “MRI”), including both pre- and post-gadolinium T1-weighted scans and T2/fluid attenuated inversion recovery (“FLAIR”) images will evaluate objective response rates (ORR), which include complete responses (CR) and partial responses (PR) as per RANO (Response Assessment for Neuro-Oncology), and progression free survival at 6 months (PFS6). Additional information to be collected include event free survival (EFS), corticosteroid usage, neurologic status, quality of life, and safety, and for Berubicin, the pharmacokinetics (PK) at the dose and schedule employed. The trial will include an interim analysis that will evaluate the comparative effectiveness of these treatments, which is an adaptive design intended to demonstrate that there are no significant differences in efficacy between treatments (futility analysis). The overall survival endpoint is designed to show a statistical difference between the two therapies.

Assuming data from the above-described study is positive (and depending on the strength and quality of such data) at its completion we may seek an expedited pathway to approval to market Berubicin from relevant regulatory authorities, we may look for a partner with which to conduct a Phase 3 study, or we may attempt to raise sufficient capital to conduct such a study on our own. The goal of these potential Phase 3 studies, should they be necessary, is to develop a body of evidence to support a successful application with the FDA and/or other similar regulatory agencies around the world. Should we obtain approval from the FDA or other international regulatory agencies to market Berubicin, we will either partner with third parties to sell and distribute it to physicians and patients, or we will develop our own sales force to do so.

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

The current standard for the initial treatment of glioblastoma is surgery, followed by radiation in combination with TMZ, followed by maintenance TMZ. Treatment with Lomustine is considered to be the standard of care for recurrent glioblastoma even though it is not formally approved by the FDA for this purpose, a fact which highlights the lack of available options for treatment. While the percentage of patients who survive two years from the diagnosis of glioblastoma has increased because of the use of TMZ, overall survival for GBM patients remains dismal. There are currently at least 77 different experimental therapies under clinical development in the United States for recurrent GBM based on the clinicaltrials.gov website. Thus, we are operating in a highly competitive clinical trial environment, moving towards the pharmaceutical market, which is also extremely competitive for patients with GBM. We also face competition from numerous sources including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors may have significantly greater cancer research capabilities, as well as financial, product development, manufacturing, and marketing resources. Additionally, many universities and private and public research institutes are active in cancer research, and some may be in direct competition with us. In addition, we also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

We are exploring the possibility to file additional patent applications that potentially might allow for further increase of the exclusive market protection for use of Berubicin. However, we can provide no assurance that we will be able to file or receive additional patent protection. The failure to receive such additional patent protection will reduce the barrier to entry for competition for Berubicin, which may adversely affect our operations.

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

The NDA review and approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess pharmaceutical product safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin.

The FDA’s Fast Track program is intended to expedite or facilitate the process for reviewing new pharmaceutical products that meet certain criteria. Specifically, new pharmaceutical products are eligible for Fast Track designation if they are intended to treat a serious condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, if the FDA determines that the schedule is acceptable and if the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for market, including a Fast Track program, may also be eligible for other FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it is intended to treat a serious condition and it offers a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new pharmaceutical product designated for priority review in an effort to facilitate the review. Additionally, accelerated approval may be available for a product intended to treat a serious condition that provides meaningful therapeutic benefit over existing treatments, which means the product may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint. We believe that our potentially pivotal CNS-201 study of Berubicin for the treatment of recurrent GBM is such a study. As a condition of accelerated approval, the FDA may require the sponsor to perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires pre-approval of promotional materials for products receiving accelerated approval, which could impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Orphan Drug exclusivity prevents for seven years the approval of another product with the same active moiety for the same rare disease. On June 10, 2020, the FDA granted Orphan Drug Designation for Berubicin for the treatment of malignant gliomas. If a product is a new chemical entity (i.e., generally that the moiety has not previously been approved), it may receive five years of exclusivity, during which period FDA may not accept for review certain NDAs for another product with the same moiety. If approval of a product required new clinical data, it may convey three years of exclusivity against approval of certain NDAs for similar products.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and significant shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. During the year ended December 31, 2021 and 2020, the Company recognized $450,000 and $237,500, respectively related to this agreement. Unrelated to this agreement, the Company purchases pharmaceutical products from HPI for the manufacturing of Berubicin API. HPI is able to offer superior pricing and timelines compared to alternative suppliers. The purchases from HPI are related party transactions and reviewed and approved by the Company’s audit committee.

With the Reata Agreement and the HPI License, we believe we have obtained all rights and intellectual property necessary to develop Berubicin. As stated earlier, it is our plan to obtain additional intellectual property covering other compounds which, subject to the receipt of additional financing, may be developed into drugs for brain and other cancers.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc., or WPD, pursuant to which we granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. As of December 31, 2021, WPD has demonstrated that it has exercised commercially reasonable development efforts under this agreement. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity controlled by Dr. Priebe, our founder and largest shareholder.

On August 31, 2018, we entered into a sublicense agreement with Animal Life Sciences, LLC, or ALI, pursuant to which we granted ALI an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Priebe, our founder and significant shareholder, holds 38% of the membership interests of ALI.

On January 10, 2020, Company entered into a Patent and Technology License Agreement (the “1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of UTMDACC. Pursuant to the 1244 Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the year ended December 31, 2021, the Company paid $48,668 to UTMDACC related to this agreement.

On May 7, 2020, pursuant to the 1244 Agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. During the year ended December 31, 2020, the Company paid $334,000 and accrued $400,000 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company paid $800,000 to UTMDACC related to this agreement. The principal investigator for this agreement is Dr. Priebe. The work conducted under this Sponsored Research Agreement has produced a new mesylate salt of WP1244 termed WP1874. We believe the enhanced solubility of this salt may increase its ability to be formulated for use in an IV infusion, while maintaining similar potency and toxicity characteristics. As such, WP1874 will be the primary focus in our development efforts of the WP1244 portfolio.

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

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD, a related party. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii), a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones have been met as of December 31, 2021. In addition, as of December 31, 2021, the drug product with a cost of approximately $655,000 has been delivered to WPD and is being held at a third party depot. As such, the full amount of approximately $655,000 is now due from WPD. As of December 31, 2021, CNS has invoiced the three amounts plus pass through cost for a total of $656,938. However, as of December 31, 2021, WPD has not remitted payment for the invoices and, as such, we have not recorded a receivable due to the collectability issues. Subsequent to December 31, 2021, the Company has received payment for the first amount due of $131,073. The Company is continuing to work with WPD to resolve this situation.

Employees

As of March 3, 2022, we had three full time employees. We also have two part-time employees serving as our chief medical and scientific officers, and accordingly, a high percentage of the work performed for our development projects is conducted by qualified part-time staff and independent contractors.

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

Properties

Our corporate and executive offices are located in a leased facility in Houston, Texas. We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

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

We estimate that we will require additional financing of approximately $12.0 to $16.0 million to complete the Phase 2 trial for Berubicin, approximately $4.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

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

Our auditors have indicated in their report on our financial statements for the fiscal year ended December 31, 2021 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

We have in the past completed related party transactions, some of which that were not conducted on an arm’s length basis.

We have entered into transactions with entities affiliated with our founder and significant shareholder, Dr. Waldemar Priebe, including:

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had no revenues and have relied on equity-based financing from the sale of securities in public and private placements and the issuance of convertible notes. The continuation of the Company as a going concern is dependent upon our ability to obtain continued financial support from its stockholders, necessary equity or debt financing to continue operations and the attainment of profitable operations. As of December 31, 2021 the Company has incurred an accumulated deficit of $34,982,921 since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of December 31, 2021 is sufficient to fund its planned operations through but not beyond calendar year 2022.

To date, we have devoted most of our financial resources to corporate overhead, preparing for and conducting the clinical trial and marketing of our securities. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of and seek regulatory approvals for Berubicin and WP1244/WP1874, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If Berubicin or any of our other drug candidates fail in clinical trials or do not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.

We are a clinical pharmaceutical company with limited operating history. Our operations to date have been limited to acquiring our technology portfolio, preparing for and conducting our Berubicin clinical trial, and pre-clinical work related to other drug candidate, WP1244/WP1874. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our operating results are expected to significantly fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA for Berubicin;

•	delays in the commencement, enrollment and timing of clinical trials;

•	difficulties in identifying patients suffering from our target indications;

•	the success of our clinical trials through all phases of clinical development;

•	potential side effects of our product candidate that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain additional funding to develop drug candidates;

•	our ability to identify and develop additional drug candidates beyond Berubicin;

•	competition from existing products or new products that continue to emerge;

•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations (CROs);

•	our ability to establish or maintain collaborations, licensing, or other arrangements;

•	our ability to defend against any challenges to our intellectual property including, claims of patent infringement;

•	our ability to enforce our intellectual property rights against potential competitors;

•	our ability to secure additional intellectual property protection for our developing drug candidates and associated technologies;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	potential product liability claims.

These factors are our best estimates of possible factors but cannot be considered a complete recitation of possible factors that could affect the Company. Accordingly, the results of any historical quarterly or annual periods should not be relied upon as indications of future operating performance.

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

NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive, and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete, and approval is never guaranteed. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators in other jurisdictions have their own procedures for approval of product candidates. Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply with prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and our collaborators or we may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit, or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Many companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials.

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

We may publicly disclose preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us could result in volatility in the price of shares of our common stock.

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

The COVID-19 outbreak may delay recruitment in clinical trials and may continue or worsen. Additionally, it may delay the approvals of our product candidates due to its effect on the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if Berubicin (or our other product candidates) are approved, after the approved product has been marketed. The range and potential severity of possible side effects from therapies such as Berubicin (or our other product candidates) are significant. If Berubicin (or our other product candidates) causes undesirable or unacceptable side effects in the future, this could interrupt, delay or halt clinical trials and result in the failure to obtain or suspension or termination of marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities only with restrictive label warnings.

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

If the FDA does not find the manufacturing facilities of our future contract manufacturers acceptable for commercial production, we may not be able to commercialize any of our product candidates, or such commercialization efforts may be delayed until we can contract with manufacturers with facilities acceptable to the FDA or other regulatory authorities.

We do not have any manufacturing capabilities and we do not intend to manufacture the pharmaceutical products that we plan to sell. We utilize contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product for our pre-clinical development and clinical trials of Berubicin that we will need to conduct prior to seeking regulatory approval. However, we do not have agreements for supplies of Berubicin or any of our other product candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize Berubicin if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture Berubicin or any of our other product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We will be completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and the FDA’s current good manufacturing practice standards, or cGMP, and other requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates, including:

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

We have no sales, marketing, or distribution experience. To develop sales, distribution, and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that Berubicin or any of our other product candidates will be approved by the FDA. For product candidates where we decide to perform sales, marketing, and distribution functions ourselves or through third parties, we could face a number of additional risks, including that we or our third-party sales collaborators may not be able to build and maintain an effective marketing or sales force. If we use third parties to market and sell our products, we may have limited or no control over their sales, marketing and distribution activities on which our future revenues may depend.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe, and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than any of our product candidates that we are currently developing or that we may develop, which could render our products obsolete or noncompetitive.

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

The U.S. patents for Berubicin that we licensed from HPI expired in March 2020, and such expiration may subject us to increased competition. On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of an NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD now constitutes our primary intellectual property protections although we are exploring if there are other patents that could be filed related to Berubicin to extend additional protections. However, we can provide no assurance that we will be able to file or receive additional patent protection. The failure to obtain additional patent protection will reduce the barrier to entry for competition for Berubicin, which may adversely affect our operations.

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

As of February 11, 2022, we have 3 full-time employees. We also have 2 officers serving as part-time employees. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel, and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital.

We are highly dependent on the development, regulatory, commercialization and business development expertise of our management team, key employees, and consultants. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.

In addition, we have scientific and clinical advisors and consultants who assist us in formulating our research, development, and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us and typically they will not enter into noncompete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

There are limited suppliers for active pharmaceutical ingredients (“API”) used in our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates, or in the supply chain between the manufacturer and CNS, may delay our clinical trials or subject us to liability.

We do not currently own or operate manufacturing facilities for clinical or commercial production of the API used in any of our drug candidates. We have no experience in API manufacturing, and we lack the resources and the capability to manufacture any of the APIs used in our drug candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in each of our drug candidates and commercial couriers to deliver the manufactured API to us. We expect to continue to depend on third parties to supply the API for our current and future product candidates and to supply the API in commercial quantities. We are ultimately responsible for confirming that the APIs used in our product candidates are manufactured in accordance with applicable regulations.

Our third-party suppliers and couriers may not carry out their contractual obligations or meet our deadlines. In addition, the API they supply to us may not meet our specifications and quality policies and procedures or they may not be able to supply the API in commercial quantities. If we need to find alternative suppliers for the API used in any of our product candidates, we may not be able to contract for such supplies on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers or couriers would have an adverse effect on our ability to continue clinical development of our product candidates or commercialization of our product candidates.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2021, identified a material weakness in our internal controls due to the lack of sufficient personnel to allow for segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Management performed an annual assessment as of December 31, 2021 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2021, due to a material weakness in our internal controls due to the lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to consider to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To remediate these material weaknesses, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. However, notwithstanding our remediation efforts, there is no assurance we will not encounter accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

Our executive officers, directors, major stockholder and their respective affiliates exercise significant control over us, which will limit our stockholders ability to influence corporate matters and could delay or prevent a change in corporate control.

The holdings of our executive officers, directors, founder and their affiliates, are, in the aggregate, approximately 23.0% of our outstanding common stock as of February 11, 2022. As a result, these stockholders will be able to influence our management and affairs and may control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorize us to issue up to 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences, and privileges senior to those of the common stock. Those rights, preferences, and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

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

Our currently authorized but unissued shares may be insufficient to raise the capital needed to continue our development program.

As of March 3, 2022, we had 40,032,481 shares of common stock outstanding, 19,790,240 shares of common stock reserved for future issuance pursuant to granted options and warrants, and 2,135,264 shares reserved for future issuance pursuant to future grants under our equity compensation plans. Accordingly, of our 75,000,000 authorized shares of common stock, we have 15,177,279 shares of common stock available for future financings. We will need to raise additional financing in order to complete our ongoing clinical trial of Berubicin. If we do not sufficient available shares of common stock for such financings, we may not be able to raise sufficient capital to fund our operations.

If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on The Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder's equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from The Nasdaq Capital Market.

Pursuant to NASDAQ Listing Rule 5550(a)(2), we are not currently in compliance with the $1.00 minimum closing bid price requirement set forth in such rule as our stock price is currently trading below $1.00 and has been below such threshold since January 6, 2022. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until August 17, 2022, to regain compliance with the bid price requirements. If, at any time before August 17, 2022, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Nasdaq Listing Rules, the Nasdaq staff will provide written notification to us that we complied with the bid price rule, unless the staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we are not in compliance with the bid price rule by August 17, 2022, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. If we do not regain compliance with the bid price rule by the above deadline and if we are not eligible for an additional compliance period at that time, the Nasdaq staff will provide written notification to us that our common stock may be delisted. We would then be entitled to appeal the staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if we do appeal the delisting determination by the staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful.

Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

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

Holders of Common Equity

As of February 7, 2022, we had approximately 11,000 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Equity Compensation Plan Information

See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical stage pharmaceutical company organized as a Nevada corporation in July 2017 to focus on the development of anti-cancer drug candidates for the treatment of brain and central nervous system tumors, based on intellectual property that we license under license agreements with HPI and UTMDACC and own pursuant to a collaboration and asset purchase agreement with Reata.

We believe our lead drug candidate, Berubicin, may be a significant development in the treatment of Glioblastoma and other CNS malignancies, and if approved by the FDA could give Glioblastoma patients an important new therapeutic alternative to the current standard of care. Glioblastoma are tumors that arise from astrocytes, which are star-shaped cells making up the supportive tissue of the brain. These tumors are usually highly malignant (cancerous) because the cells reproduce quickly, and they are supported by a large network of blood vessels. Berubicin is an anthracycline, which is a class of drugs that are among the most powerful and extensively used chemotherapy drugs known. Based on limited clinical data, we believe Berubicin is the first anthracycline that appears to cross the blood brain barrier in significant concentrations targeting brain cancer cells. While our focus is currently on the development of Berubicin, we are also in the process of attempting to secure intellectual property rights to additional compounds that we plan to develop into drugs to treat CNS cancers.

Berubicin was discovered at UTMDACC by Dr. Waldemar Priebe, the founder of the Company. Through a series of transactions, Berubicin was initially licensed to Reata. Reata initiated several Phase I clinical trials with Berubicin for CNS malignancies, one of which was for malignant gliomas, but subsequently allowed their IND with the FDA to lapse for strategic reasons. This required us to obtain a new IND for Berubicin before beginning further clinical trials. On December 17, 2020, we announced that our IND application with the FDA for Berubicin for the treatment of Glioblastoma Multiforme was in effect. We dosed the first patient in this trial during the third quarter of 2021. Correspondence between the Company and the FDA resulted in modifications to our initial trial design, including designating overall survival (OS) as the primary endpoint of the study. OS is a rigorous endpoint that the FDA has recognized as a basis for approval of oncology drugs when a statistically significant improvement can be shown relative to a randomized control arm.

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

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $800,000 was paid in 2021. The principal investigator for this agreement is Dr. Priebe. The work conducted under this Sponsored Research Agreement has produced a new mesylate salt of WP1244 termed WP1874. We believe the enhanced solubility of this salt may increase its ability to be formulated for use in an IV infusion, while maintaining similar potency and toxicity characteristics. As such, WP1874 will be the primary focus in our development efforts of the WP1244 portfolio.

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

General and Administrative Expense

General and administrative expense was $4,680,840 for the year ended December 31, 2021 compared to $4,392,873 for 2020. The change is attributable to an increase of approximately $437,000 for stock-based compensation, an increase of $200,000 in employee compensation and taxes, an increase of $57,000 in insurance expenses, and an increase of $11,000 in other corporate expenses. These changes were offset by a decrease of $373,000 in communications expenses and a decrease of $42,000 in travel expenses in 2021.

Research and Development Expense

Research and development expense was $9,346,453 for the year ended December 31, 2021 compared to $5,061,734 for 2020. The expenses incurred during the year were related to drug development cost and contract labor related to the dosing of patients. We expect to incur increased research and development costs in the future as our product development activities expand.

Interest Expense

Interest expense was $9,285 and $3,264 for the years ended December 31, 2021 and 2020, respectively. The increase in interest expense was the result of the payoff of our note payable issued in October 2020 bearing interest at the rate of 4.25% per annum and the Company entering into a new note payable issued in November 2021 bearing interest at the rate of 3.3% per annum.

Net Loss

The net loss for the year ended December 31, 2021 was $14,036,578 compared to $9,457,871 for 2020. The change in net loss is primarily attributable to increased research and development costs.

Liquidity and Capital Resources

On December 31, 2021, we had cash of $5,004,517 and we had working capital of $5,341,884. We have historically funded our operations from proceeds from debt and equity sales.

 In January 2022, we completed a financing with several institutional investors for the sale of (i) 9,489,474 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2,615,790 shares of common stock and (iii) warrants to purchase up to an aggregate of 12,105,264 shares of common stock. The combined purchase price of one share of common stock (or one pre-funded warrant) and accompanying common warrant was $0.95. The gross proceeds from the private placement were approximately $11.5 million, before deducting the placement agent’s fees and other offering expenses.

We believe that the proceeds from this issuance and our cash on hand are sufficient to fund our planned operations into, but not beyond, 2023.

Our plan of operations is primarily focused on completing a Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $12 - $16 million to complete the trial, approximately $4.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand is sufficient to fund our operations into the first quarter of 2023. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $13,538,309 and $7,318,018 for the years ended December 31, 2021 and 2020, respectively, and mainly included payments made for drug development (including the cost of our potentially pivotal trial of Berubicin), contract labor, officer compensation, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used in operating activities was $5,748 and $17,945 for the years ended December 31, 2021 and 2020 and included payments for furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $4,509,081 and $14,134,168 for the years ended December 31, 2021 and 2020. We received net proceeds of $4,653,821 from the issuance of common stock during the year ended December 31, 2021.

On December 28, 2020, we closed a follow-on offering of 5,750,000 shares of common stock at a price to the public of $2.00 per share (including a full over-allotment option). Each share issued included 0.5 warrants to purchase a common share at a price of $2.20.

Off-balance Sheet Arrangements

As of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CNS Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CNS Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CNS Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 2, 2022

CNS Pharmaceuticals, Inc.

Balance Sheets

	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$5,004,517	$14,039,493
Prepaid expenses	2,472,933	1,456,350
Total current assets	7,477,450	15,495,843

Noncurrent Assets:
Prepaid expenses, net of current portion	929,688	–
Property and equipment, net	16,109	23,431
Deferred offering costs	334,138	334,138
Total noncurrent assets	1,279,935	357,569

Total Assets	$8,757,385	$15,853,412

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,522,823	$946,330
Accrued expenses	224,949	519,804
Notes payable	387,794	439,294
Total current liabilities	2,135,566	1,905,428

Total Liabilities	2,135,566	1,905,428

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 27,927,217 and 23,856,151 shares issued and outstanding, respectively	27,927	23,856
Additional paid-in capital	41,576,813	34,870,471
Accumulated deficit	(34,982,921)	(20,946,343)
Total Stockholders' Equity	6,621,819	13,947,984

Total Liabilities and Stockholders' Equity	$8,757,385	$15,853,412

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020

Operating expenses:
General and administrative	$4,680,840	$4,392,873
Research and development	9,346,453	5,061,734

Total operating expenses	14,027,293	9,454,607

Loss from operations	(14,027,293)	(9,454,607)

Other expenses:
Interest expense	(9,285)	(3,264)

Total other expenses	(9,285)	(3,264)

Net loss	$(14,036,578)	$(9,457,871)

Loss per share - basic and diluted	$(0.53)	$(0.57)
Weighted average shares outstanding - basic and diluted	26,353,282	16,618,441

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the years ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2019	16,450,234	$16,450	$19,073,098	$(11,488,472)	$7,601,076

Common stock and warrants issued for cash, net	7,203,926	7,204	14,108,281	–	14,115,485

Common stock issued for deferred offering costs	201,991	202	395,700	–	395,902

Stock-based compensation	–	–	1,293,392	–	1,293,392

Net loss	–	–	–	(9,457,871)	(9,457,871)

Balance December 31, 2020	23,856,151	23,856	34,870,471	(20,946,343)	13,947,984

Common stock and warrants issued for cash, net	2,063,509	2,063	4,651,758	–	4,653,821

Exercise of warrants	1,907,557	1,908	330,842	–	332,750

Stock-based compensation	100,000	100	1,723,742	–	1,723,842

Net loss	–	–	–	(14,036,578)	(14,036,578)

Balance December 31, 2021	27,927,217	$27,927	$41,576,813	$(34,982,921)	$6,621,819

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(14,036,578)	$(9,457,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,723,842	1,293,392
Depreciation	13,070	11,096
Loss on disposal of fixed assets	–	1,583
Changes in operating assets and liabilities:
Prepaid expenses	(1,520,281)	(321,353)
Accounts payable	576,493	702,664
Accounts payable and accrued expenses - related party	–	(45,833)
Accrued expenses	(294,855)	498,304
Net cash used in operating activities	(13,538,309)	(7,318,018)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,748)	(17,945)
Net cash used in investing activities	(5,748)	(17,945)

Cash Flows from Financing Activities:
Payment of deferred offering costs	–	(45,000)
Payments on notes payable	(477,490)	(43,081)
Proceeds from exercise of warrants	332,750	–
Proceeds from sale of common stock and warrants	4,653,821	14,222,249
Net cash provided by financing activities	4,509,081	14,134,168

Net change in cash and cash equivalents	(9,034,976)	6,798,205

Cash and cash equivalents, at beginning of period	14,039,493	7,241,288

Cash and cash equivalents, at end of period	$5,004,517	$14,039,493

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,774	$1,708
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for deferred offering costs	$–	$395,902
Prepaid expenses financed with note payable	$425,990	$482,375
Deferred offering costs offset against additional paid in capital	$–	$106,764
Cashless exercise of warrants	$1,756	$–

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

Liquidity and Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity or debt financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. Management believes that the cash on hand at period end combined with the funds raised subsequent to year end is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at December 31, 2021 was $4,754,517. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Property and Equipment - Property and equipment is recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Leasehold improvement	Shorter of estimated useful lives or the term of the lease
Computer equipment	3 years
Machinery and equipment	5 years
Furniture and office equipment	7 years

Repairs and maintenance costs are expensed as incurred.

Impairment of Long-lived Asset - The Company evaluates its long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of a long-lived asset is measured by comparison of the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 4,214,977 common shares, and options for 2,864,736 common shares. As of December 31, 2020, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 6,861,630 common shares, and options for 2,200,736 common shares.

Research and Development Costs - Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Note Payable

On November 8, 2021, the Company entered into a short-term note payable for an aggregate of $425,990, bearing interest at 3.3% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over a 11-month period with the final payment due on September 30, 2022. As of December 31, 2021, the Company’s note payable balance was $387,794.

During the year ended December 31, 2020, the Company entered into a short-term note payable for an aggregate of $482,375, bearing interest at 4.25% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over a 11-month period with the final payment due on September 30, 2021. As of December 31, 2020, the Company’s note payable balance was $439,294. During the year ended December 31, 2021, the Company repaid the full balance of the note.

Note 4 – Equity

The Company has authorized 75,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors.

Common Stock

In January 2021, the Company entered into a twelve-month agreement with an investor relations firm that includes the issuance of 25,000 restricted shares of common stock. Upon signing the agreement, 6,250 shares vested immediately, and the remaining 18,750 shares will vest quarterly over the remainder of the agreement. The Company may terminate the agreement at any time during the twelve-month period with a fifteen-day notice. During the year ended December 31, 2021, the Company issued 25,000 common shares and recognized $50,500 of stock-based compensation related to the agreement and will issue the remaining shares over the service period.

During the year ended December 31, 2021, the Company issued 75,000 shares of common stock and recognized $140,250 of expense for investor relations services for a four month period ending September 2021.

On February 12, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “Agreement”) with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”). Pursuant to the terms of the Agreement, the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. During the year ended December 31, 2021, the Company sold 2,063,059 shares of common stock to the Agent for net proceeds of $4,653,821.

On September 15, 2020, Company entered into a purchase agreement (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million worth of the Company’s common stock (the “Common Stock”).

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

As consideration for entering into the purchase agreement, the Company issued 201,991 shares of common stock to Lincoln Park as a commitment fee. The shares were valued at approximately $395,902 and were recorded as deferred offering costs on the balance sheet. In addition to the commitment shares, the Company recorded $45,000 of due diligence expenses and legal fees as deferred offering costs. The deferred charges will be charged against paid-in capital upon future proceeds from the sale of common stock under this agreement. During the year ended December 31, 2020, $106,764 of deferred offering cost were charged against paid-in capital. As of December 31, 2020 and 2021, unamortized deferred offering costs totaled $334,138.

During the year ended December 31, 2020, the Company sold 1,453,926 shares of common stock to Lincoln Park under the Purchase Agreement for net proceeds of $3,632,249.

On December 22, 2020, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriters”), in connection with a public offering (the “Offering”) of an aggregate of (i) 5,000,000 shares (the “Shares”) of the Company’s common stock, and (ii) warrants to purchase 2,500,000 shares of common stock (the “Warrants”). In addition, the Company granted the Underwriter a 45-day option to purchase up to an additional 750,000 Shares and/or 375,000 Warrants to cover over-allotments, if any. Each Share sold in the Offering was sold together with a Warrant to purchase 0.5 shares of common stock as a fixed combination. The Shares and accompanying Warrants were sold at a price to the public of $2.00, less underwriting discounts and commissions. The Warrants are exercisable immediately, will expire on December 28, 2025 and have an exercise price of $2.20 per share, subject to anti-dilution and other adjustments for certain stock splits, stock dividends, or recapitalizations. The Company used the Black-Scholes option valuation model to estimate the fair value of the warrants with the following assumptions: fair value of common stock on December 28, 2020, the measurement date, $1.85, exercise price of $2.20, expected term of 5 years, volatility of 130.30% and risk free interest rate of 0.38%. As of December 31, 2020, the fair value of the 2,875,000 warrants issued was $4,485,441 and recorded to additional paid in capital as a cost of capital. The Offering, including the full over-allotment securities, closed on December 28, 2020 and the Company received net proceeds of $10,590,000 after deducting underwriting discounts, commissions and underwriter expenses associated with the Offering.

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

During the year ended December 30, 2021, the Board of Directors approved grants of 739,000 options to officers, employees, board of directors and a consultant. The exercise price of the options ranges from $1.80 to $3.36 and the options expire ten-years following issuance. The total fair value of these option grants at issuance was $1,969,712. Of the 739,000 options issued, 128,000 options vest on the first anniversary date of issuance, 75,000 options have a vesting term of 25% vest upon issuance, 50% vest upon Board approving a business development acquisition and 25% vest over a three year period in equal installments on each of the succeeding three anniversary dates. The remaining options issued vest in four equal annual installments beginning on the first anniversary following issuance.

During the years ended December 31, 2021 and 2020, the Company recognized $1,533,092 and $1,208,154 of stock-based compensation, respectively, related to outstanding stock options. At December 31, 2021, the Company had $2,559,446 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the year ended December 31, 2021 and 2020:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2019	1,764,500	$1.92
Granted	561,236	$2.27
Exercised	–	–
Forfeited	(125,000)	$2.20
Expired	–	–
Outstanding, December 31, 2020	2,200,736	$2.00
Granted	739,000	$2.99
Exercised	–	–
Forfeited	(75,000)	$2.06
Expired	–	–
Outstanding, December 31, 2021	2,864,736	$2.25

The aggregate fair value of the options measured during the years ended December 31, 2021 and 2020 were calculated using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended December 31, 2021	Year Ended December 31,2020
Fair value of common stock on measurement date	$1.80 to $3.36 per share	$2.06 to $2.47 per share
Risk free interest rate (1)	0.28% to 1.28%	0.33% to 0.82%
Volatility (2)	128.17% to 130.72%	122.79% to 128.57%
Dividend yield (3)	0%	0%
Expected term (in years)	5.5 - 6.3	5.5 - 6.3

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

As of December 31, 2021, the outstanding stock options have a weighted average remaining term of 7.77 years and the aggregate intrinsic value of options vested and outstanding were $180,675. As of December 31, 2021, there were 60,500 awards remaining to be issued under the 2017 Plan and 2,074,764 awards remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2021 and 2020:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2019	3,986,630	$3.99
Granted	2,875,000	$2.20
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2020	6,861,630	$3.24
Granted	–	–
Exercised	(2,646,653)	$0.82
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2021	4,214,977	$4.76

During the years ended December 31, 2020, the Company recognized $85,238 of stock-based compensation, respectively, related to outstanding stock warrants. At December 31, 2020 and 2021, the Company had $0 of unrecognized expenses related to warrants.

During the year ended December 31, 2021, the Company received $332,750 in cash proceeds from the exercise of 151,250 warrants previously issued at an exercise price of $2.20. In addition, the Company received notices to exercise 2,495,403 warrants on a cashless basis resulting in the issuance of 1,756,307 shares of common stock.

As of December 31, 2021 the outstanding and exercisable warrants have a weighted average remaining term of 2.93 years and have no intrinsic value.

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

Scientific Advisory Board

On July 15, 2021, our compensation committee recommended to our Board and our Board approved the following policy for the Scientific Advisory Board members. The Scientific Advisory board consists of Dr. Waldemar Priebe, a significant shareholder and related party, and Dr. Sigmond Hsu. Each scientific advisory board member shall receive annual cash compensation of $68,600. As of December 31, 2021, the Company has accrued $63,067 related to the Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and significant shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the year ended December 31, 2021 and 2020, the Company recognized $450,000 and $237,500, respectively related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the year ended December 31, 2021 and 2020, the Company expensed $441,075 and $0, respectively related to the purchase of pharmaceutical products from HPI of which $41,075 was included in Accounts Payable as of December 31, 2021. Subsequent to December 31, 2021 the Company purchased an additional $41,075 of pharmaceutical products from HPI.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”). Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. As of December 31, 2021, the Company has received reports of the WPD expenditures related to this agreement, has conducted due inquiry into validating those expenditures, and has determined that WPD has exercised commercially reasonable development efforts and has therefore fulfilled the terms of the agreement necessary to secure their rights under the sublicense in perpetuity subject to the ongoing obligations of the sublicense. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity controlled by Dr. Priebe, our founder and largest shareholder.

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD, a related party. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii), a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones have been met as of December 31, 2021. In addition, as of December 31, 2021, the drug product with a cost of approximately $655,000 has been delivered to WPD and is being held at a third party depot. As such, the full amount of approximately $655,000 is now due from WPD. As of December 31, 2021, CNS has invoiced the three amounts plus pass through cost for a total of $656,938. However, as of December 31, 2021, WPD has not remitted payment for the invoices and, as such, we have not recorded a receivable due to the collectability issues. Subsequent to December 31, 2021, the Company has received payment for the first amount due of $131,073. The Company is continuing to work with WPD to resolve this situation.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the year ended December 31, 2021, the Company paid $48,668 to UTMDACC related to this agreement.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. During the year ended December 31, 2020, the Company paid $334,000 and accrued $400,000 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company paid $800,000 to UTMDACC related to this agreement. The Company has no further payment obligations as of December 31, 2021. The principal investigator for this agreement is Dr. Waldemar Priebe, a significant shareholder.

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

Pursuant to the Agreement, the Company agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD (paid in April 2020); and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), the Company will make a payment of $775,000 to WPD. WPD agreed to pay the Company a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to the Company of development fees of $1.0 million. The term of the Agreement will expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products. During the year ended December 31, 2020, the Company paid $225,000 related to this agreement.

Note 6 – Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Income tax benefit computed at the statutory rate	$2,946,000	$1,986,000
Tax effect of:
Non-deductible expenses	(100,000)	(70,000)
Change in valuation allowance	(2,846,000)	(1,916,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2021	2020
Deferred income tax assets
Net operating losses	$5,763,000	$2,771,000
Stock-based compensation	533,000	271,000
Deferred income tax liability
Prepaid expenses	(714,000)	(306,000)
Valuation allowance	(5,582,000)	(2,736,000)
Net deferred income tax assets	$–	$–

The Company has an operating loss carry forward of approximately $27,764,000, which expires commencing in 2037.

Note 7 – Subsequent Events

Securities Purchase Agreement

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”), to act as placement agent related to the Securities Purchase Agreement described below. The Company agreed to pay Wainwright an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transaction. The Company will also issue to Wainwright or its designees warrants to purchase up to 5.0% of the aggregate number of shares of Common Stock sold in the transactions (the “Placement Agent Warrants”), or 605,263 Placement Agent Warrants. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price, or $1.1875 per share. The Company will also pay Wainwright $50,000 for non-accountable expenses and $10,000 for legal fees and expenses.

On January 5, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors for the sale by the Company of (i) 9,489,474 shares (the “Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,615,790 shares of common stock and (iii) warrants to purchase up to an aggregate of 12,105,264 shares of common stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “Warrants”), in a private placement offering. The combined purchase price of one share of common stock (or one Pre-Funded Warrant) and accompanying Common Warrant is $0.95.

Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of common stock at a price per share of $0.82 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the date of issuance. The gross proceeds from the Purchase Agreement was $11.5 million resulting in net proceeds, after payment of commissions and expenses, received by the Company of $10.6 million.

On February 18, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion in Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from Nasdaq .

The Company has been provided an initial period of 180 calendar days, or until August 17, 2022, to regain compliance with the Bid Price Rule.  If the Company is not in compliance with the Bid Price Rule by August 17, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards required by Nasdaq, except for the minimum bid price requirement.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

On March 1, 2022, the Company received $2,616 in cash proceeds from the exercise of 2,615,790 Pre-Funded Warrants issued at an exercise price of $0.001.

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

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2021 due to a lack of segregation of duties (resulting from the limited number of personnel available) and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,864,736	$2.25	2,135,264
Equity compensation plans not approved by security holders (2)	265,250	$3.00	–

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2017 and 2020 Stock Plans.
(2)	Consists of warrants issued to the underwriter in our IPO and follow-on offerings and to consultants.

Item 13.	Certain .Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

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

3.       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 2.2 to the Company’s Form 1-A file no. 024-10855)

4.1	Form of warrant issued to convertible debt holders (filed as exhibit 3.2 to the Company’s Form 1-A file no. 024-10855)

4.2	Form of Underwriter Warrant (filed as exhibit 4.4 to the Company’s Form 1-A Amendment file no. 024-10855)

4.3	Description of Securities of CNS Pharmaceuticals, Inc. (filed as exhibit 4.3 to the Company’s Form 10-K/A filed April 30, 2021)

4.4	Form of Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.5	Form of Pre-Funded Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.6	Description of Securities of CNS Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.3 to the Form 10-K (Amendment 2) filed with the Commission on April 30, 2021)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5 **	Consulting Agreement between CNS Pharmaceuticals, Inc. and Fresh Notion Financial Services dated July 27, 2017 (filed as exhibit 6.5 to the Company’s Form 1-A file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form S-1 Amendment file no. 333-232443)

10.9 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form S-1 Amendment file no. 333-232443)

10.10 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form S-1 Amendment file no. 333-232443)

10.11 +	Patent and Technology License Agreement with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center, dated January 10, 2020 (filed as exhibit 10.11 to the Company’s Form 10-K filed March 12, 2020)

10.12 **	Non-Employee Director Compensation Plan (filed as exhibit 10.12 to the Company’s Form 10-K filed March 12, 2020)

10.13	Development Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals dated March 20, 2020 (filed as exhibit 10.1 to the Company’s Form 8-K filed March 26, 2020)

10.14 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 99.2 to the Company’s Form S-8, file no. 333-239998, filed on July 22, 2020

10.15**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.16	Purchase Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed September 21, 2020)

10.17	Registration Rights Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.2 to the Company’s Form 8-K filed September 21, 2020)

10.18	Form of Registration Rights Agreement to investors in January 2022 offering (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

23.1 *	Consent of MaloneBailey LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: March 3, 2022	By:	/s/ John Climaco
John Climaco
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 3, 2022	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 3, 2022	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 3, 2022	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: March 3, 2022	/s/ Carl Evans
Carl Evans
Director

Date: March 3, 2022	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: March 3, 2022	/s/ Andrzej Andraczke
Andrzej Andraczke
Director

