Form 10-K/A
period 2021-12-31
CNS Pharmaceuticals, Inc.
filed 2022-04-29
CIK 1729427

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

The number of shares of the registrant’s common stock outstanding as of April 29, 2022 was 40,032,481.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of CNS Pharmaceuticals, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “2021 10-K”), to include information previously omitted from the 2021 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before April 30, 2022 (i.e., within 120 days after the end of our 2021 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2021 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 3, 2022 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2021 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of April 29, 2022. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
John M. Climaco	53	Chairman of the Board and Chief Executive Officer
Christopher S. Downs	44	Chief Financial Officer
Sandra L. Silberman	67	Chief Medical Officer
Donald Picker	76	Chief Science Officer
Jerzy (George) Gumulka	73	Director
Jeffry R. Keyes	49	Director
Andrzej Andraczke	79	Director
Carl Evans	75	Director

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

Sandra L. Silberman, MD PhD – Chief Medical Officer. Dr. Silberman joined CNS in December 2017 and currently serves on a part-time basis. Dr. Silberman has served as chief medical officer for new products of Moleculin Biotech, Inc. since November 2017 on a part-time basis. Dr. Silberman advanced several original, proprietary compounds into Phases I through III during her work with leading biopharmaceutical companies, including BristolMyers Squibb, AstraZeneca, Imclone and Roche. Dr. Silberman is a Hematologist/Oncologist who earned her B.A., Sc.M. and Ph.D. from the Johns Hopkins University School of Arts and Sciences, School of Public Health and School of Medicine, respectively, and her M.D. from Cornell University Medical College, and then completed both a clinical fellowship in Hematology/Oncology as well as a research fellowship in tumor immunology at the Brigham & Women’ s Hospital and the Dana Farber Cancer Institute in Boston, MA. Dr. Silberman is currently devoting only 45% of her work time to us and provides services as needed to us.

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

Andrzej Andraczke – Director. Mr. Andraczke joined our board on July 9, 2018. Mr. Andraczke is currently Chief Executive Officer of Pol-Tex Holdings, LLC, a role he has held since November 2012. He is also currently Chief Technology Officer of Syntech LLC (Ireland), a role he has held since November 2017. From March 2000 through November 2012, Mr. Andraczke was Vice-President of Pol-Tex Methane. Mr. Andraczke earned a M.Sc. in Engineering from Warsaw Technical University. We believe Mr. Andraczke’s vast experience in corporate leadership provides him with the qualifications to serve as a director.

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

We have employed an executive search firm to locate additional qualified candidates for director positions.

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

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2021 and 2020, which consist of our principal executive officer and our two other most highly compensated executive officers, are: (i) John Climaco, our chairman and chief executive officer; (ii) Chris Downs, our chief financial officer; and (ii) Sandra Silberman, our chief medical officer.

Summary Compensation Table – 2021

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option awards ($) (1)	Nonequity incentive plan compensation ($)	Total ($)
John Climaco, Chairman and Chief Executive Officer	2021	525,000	-	197,940	-	123,000	845,940
	2020	440,000	-	-	937,808	195,100	1,572,908

Christopher Downs, Chief Financial Officer (2)	2021	340,000	-	82,475	-	58,000	480,475
	2020	300,000	-	-	396,299	94,700	790,999

Sandra Silberman, Chief Medical Officer	2021	200,000	10,000	41,238	-	18,000	269,238
	2020	175,000	-	-	127,058	38,900	340,958

(1)          Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 4 to our financial statements as of and for the period ended December 31, 2021 included in our Form 10-K. Option awards for the 2020 calendar year were granted in February 2021. Stock awards for the 2021 calendar year consist of restricted stock unit awards that were granted in April 2022.

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

Annual Base Salary

For the 2022, the base salaries for Mr. Climaco, Mr. Downs, and Dr. Silberman did not change from the prior year and are $525,000, $340,000, and $200,000, respectively.

Annual Bonus and Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives for each fiscal year. For the 2022 compensation year, the target bonus for Mr. Climaco, Mr. Downs and Dr. Silberman are 55%, 40%, and 40%, respectively, of their base salary.

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

For 2021, bonuses were awarded based on our achievement of specified corporate goals, including the clinical trial progress of Berubicin, our ability to add additional candidates to our pipeline, and our ability to maintain sufficient funding. Based on the level of achievement, our Compensation Committee awarded Mr. Climaco, Mr. Downs and Dr. Silberman 42.5%, 42.5%, and 25% of their potential bonuses for 2021. These actual bonus amounts are reflected in the “Non-Equity Incentive Plans” column of the Summary Compensation Table above. In addition, Dr. Silberman was granted a discretionary special recognition award of $10,000, which is reflected in the “Bonus” column of the Summary Compensation Table above.

For 2022, bonuses will be awarded based on our achievement of specified corporate goals.

Long-Term Incentives

Each year our Compensation Committee provides for equity grants to each of our named executive officers to provide for long-term performance incentive. Awarded in 2022 for services provided in 2021, Mr. Climaco, Mr. Downs and Dr. Silberman received restricted stock unit grants of 600,000 units, 250,000 units and 125,000 units, respectively. Each restricted stock unit is convertible into one share of our common stock, and vests as follows: vest as follows: (i) 25% of the grant will vest in four equal annual installments over 4 years; (ii) 25% of the grant will vest if within 24 months from issuance the average the closing price of our common stock over a ten trading day period exceeds $2.00 (subject to pro rata adjustment for stock splits or similar events); (iii) 25% of the grant will vest if within 36 months from issuance the average the closing price of our common stock over a ten trading day period exceeds $4.00 (subject to pro rata adjustment for stock splits or similar events); and (iv) 25% of the grant will vest if within 24 months from issuance we achieve positive interim, clinical data as determined by our Board of Directors.

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

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers on December 31, 2021.

Outstanding Equity Awards At Fiscal Year-End —2021

Option Awards
Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
John Climaco	2/5/2021	-	310,000	3.36	2/5/2031
	6/28/2019	219,750	219,750	2.00	6/28/2029
Christopher Downs	2/5/2021	-	131,000	3.36	2/5/2031
	11/13/2019	150,000	150,000	4.00	11/13/2029
Sandra Silberman	2/5/2021	-	42,000	3.36	2/5/2031
	6/28/2019	62,500	62,500	2.00	6/28/2029
	12/22/2017	75,000	-	0.045	12/22/2027

(1)          The shares underlying the options vest in equal annual installments over a four-year period (i.e., one-quarter of each grant vests on the first, second, third and fourth anniversary of the grant date).

Director Compensation

The following table sets forth the total compensation earned by our non-employee directors in 2021 (Mr. Climaco did not earn additional compensation during 2021 for his services on the Board, and his compensation is fully reflected in the “—Summary Compensation Table” above):

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)
Jerzy (George) Gumulka	$48,100	$50,006	$98,106
Jeffry R. Keyes	$66,500	$50,006	$116,506
Andrzej Andraczke	$46,500	$50,006	$96,506
Carl Evans	$48,000	$50,006	$98,006

(1) Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 4 to our financial statements as of and for the period ended December 31, 2021 included in our Form 10-K. As of December 31, 2021, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Dr. Gumulka – 178,559 shares; Mr. Keyes – 178,559 shares; Mr. Andraczke – 178,559 shares; Mr. Evans – 178,559 shares. None of our non-employee directors held stock awards other than options as of December 31, 2021.

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

The following table sets forth information, as of April 29, 2022, regarding beneficial ownership of our common stock by:

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

Name and address of beneficial owner	Shares beneficially owned	Percentage of Class (1)

John Climaco	1,347,423 (2) (3)	3.4%
Christopher S. Downs	367,250 (2) (4)	*
Sandra Silberman	179,250 (2) (5)	*
Jerzy (George) Gumulka	146,559 (2) (6)	*
Jeffry R. Keyes	157,659 (2) (6)	*
Andrzej Andraczke	146,559 (2) (6)	*
Carl Evans	150,309 (2) (6)	*
Directors and Officers as a group	2,676,009	6.7%
5% or greater shareholders
Waldemar Priebe	7,533,133 (7)	18.8%

*            Less than 1%.

(1)          Based on 40,032,481 shares of common stock outstanding as of April 29, 2022.

(2)          The restricted stock units granted to Mr. Climaco, Mr. Downs and Dr. Silberman vest, in part, on the achievement of certain stock price and clinical trial milestones. For purposes of the above table, we have assume that the foregoing milestones have not been achieved. See “Item 11. Executive Compensation – Executive Officer Compensation – Narrative Disclosure to Summary Compensation Table – Long-Term Incentives” for details on the foregoing restricted stock unit grants.

(3)       Includes options to purchase 407,125 shares of common stock, which are exercisable within 60 days of April 29, 2022.

(4)       Includes options to purchase 182,750 shares of common stock, which are exercisable within 60 days of April 29, 2022.

(5)       Includes options to purchase 179,250 shares of common stock, which are exercisable within 60 days of April 29, 2022.

(6)       Includes options to purchase 146,559 shares of common stock, which are exercisable within 60 days of April 29, 2022.

(7)          Of the amount in the table, 200,000 shares are held by Houston Pharmaceuticals, Inc. Dr. Priebe has voting and dispositive power over the shares held by Houston Pharmaceuticals, Inc.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from Houston Pharmaceuticals, Inc. (“HPI”) in an agreement we refer to as the HPI License. Dr. Priebe controls HPI. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. Our rights pursuant to the HPI License are contingent on us raising at least $7,000,000 within 12 months from the effective date of the HPI License, a date which can be extended by an additional 12 months by the payment of a nominal fee. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning after the $7.0 million raise is complete; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of an NDA for Berubicin; and (v) 200,000 shares of our common stock. Unrelated to this agreement we purchased $441,075 of pharmaceutical products from HPI for use in our clinical trials during 2021.

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

Our scientific advisory board includes Dr. Priebe. On July 15, 2021, our compensation committee recommended to our board and our board approved cash compensation to each scientific advisory board member of $68,600 annually.

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

Aggregate fees for professional services rendered by MaloneBailey, LLP for their services for the fiscal years ended December 31, 2020 and 2021, respectively, were as follows:

	2020	2021
Audit Fees	$48,000	$78,000
Audit-related fees	3,000	32,000
Tax fees	0	0
All other fees	0	0
TOTAL	$51,000	$110,000

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

Date: April 29, 2022	By:	/s/ John Climaco
John Climaco
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: April 29, 2022	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 29, 2022	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 29, 2022	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: April 29, 2022	/s/ Carl Evans
Carl Evans
Director

Date: April 29, 2022	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: April 29, 2022	/s/ Andrzej Andraczke
Andrzej Andraczke
Director

