Form 10-Q
period 2022-03-31
CNS Pharmaceuticals, Inc.
filed 2022-05-13
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 13, 2022, was 40,032,481.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$12,440,498	$5,004,517
Prepaid expenses	2,292,672	2,472,933
Total current assets	14,733,170	7,477,450

Noncurrent Assets:
Prepaid expenses, net of current portion	791,825	929,688
Property and equipment, net	12,734	16,109
Deferred offering costs	334,138	334,138
Total noncurrent assets	1,138,697	1,279,935

Total Assets	$15,871,867	$8,757,385

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$489,716	$1,522,823
Accrued expenses	307,012	224,949
Notes payable	272,572	387,794
Total current liabilities	1,069,300	2,135,566

Total Liabilities	1,069,300	2,135,566

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 40,032,481 and 27,927,217 shares issued and outstanding, respectively	40,032	27,927
Additional paid-in capital	52,529,795	41,576,813
Accumulated deficit	(37,767,260)	(34,982,921)
Total Stockholders' Equity	14,802,567	6,621,819

Total Liabilities and Stockholders' Equity	$15,871,867	$8,757,385

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Operating expenses:
General and administrative	$1,260,409	$1,402,783
Research and development	1,521,364	2,206,874

Total operating expenses	2,781,773	3,609,657

Loss from operations	(2,781,773)	(3,609,657)

Other expenses:
Interest expense	(2,566)	(3,747)

Total other expenses	(2,566)	(3,747)

Net loss	$(2,784,339)	$(3,613,404)

Loss per share - basic and diluted	$(0.07)	$(0.15)
Weighted average shares outstanding - basic and diluted	38,808,353	24,664,394

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2021	27,927,217	$27,927	$41,576,813	$(34,982,921)	$6,621,819

Common stock issued for cash, net	9,489,474	9,489	10,616,297	–	10,625,786

Exercise of warrants	2,615,790	2,616	–	–	2,616

Stock-based compensation	–	–	336,685	–	336,685

Net loss	–	–	–	(2,784,339)	(2,784,339)

Balance March 31, 2022	40,032,481	$40,032	$52,529,795	$(37,767,260)	$14,802,567

Balance December 31, 2020	23,856,151	$23,856	$34,870,471	$(20,946,343)	$13,947,984

Common stock issued for cash, net	43,083	43	144,800	–	144,843

Exercise of warrants	1,447,325	1,447	331,303	–	332,750

Stock-based compensation	6,250	6	430,673	–	430,679

Net loss	–	–	–	(3,613,404)	(3,613,404)

Balance March 31, 2021	25,352,809	$25,352	$35,777,247	$(24,559,747)	$11,242,852

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(2,784,339)	$(3,613,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	336,685	430,679
Depreciation	3,375	2,998
Changes in operating assets and liabilities:
Related party receivable	–	(132,648)
Prepaid expenses	318,124	(122,168)
Accounts payable	(1,033,107)	111,354
Accrued expenses	82,063	15,136
Net cash used in operating activities	(3,077,199)	(3,308,053)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(3,672)
Net cash used in investing activities	–	(3,672)

Cash Flows from Financing Activities:
Payments on notes payable	(115,222)	(130,161)
Proceeds from exercise of warrants	2,616	332,750
Proceeds from sale of common stock	10,625,786	144,843
Net cash provided by financing activities	10,513,180	347,432

Net change in cash and cash equivalents	7,435,981	(2,964,293)

Cash and cash equivalents, at beginning of period	5,004,517	14,039,493

Cash and cash equivalents, at end of period	$12,440,498	$11,075,200

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,883	$4,208
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$–	$1,296

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2021 included in our Form 10-K filed with the SEC on March 3, 2022 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of March 31, 2022 was $12,190,498. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended March 31, 2022 and 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 16,925,504 and 5,130,240 common shares, and options for 2,864,736 and 2,736,736 common shares, respectively.

Note 3 – Note Payable

On November 8, 2021, the Company entered into a short-term note payable for an aggregate of $425,990, bearing interest at 3.3% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over a 11-month period with the final payment due on September 30, 2022. As of March 31, 2022 and December 31, 2021, the Company’s note payable balance was $272,572  and $387,794, respectively.

Note 4 – Equity

Common Stock

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”), to act as placement agent related to the Securities Purchase Agreement described below. The Company agreed to pay Wainwright an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transaction. The Company will also issue to Wainwright or its designees warrants to purchase up to 5.0% of the aggregate number of shares of Common Stock sold in the transactions (the “Placement Agent Warrants”), or 605,263 Placement Agent Warrants. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price, or $1.1875 per share. The Company also paid Wainwright $50,000 for non-accountable expenses and $10,000 for legal fees and expenses.

On January 5, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors for the sale by the Company of (i) 9,489,474 shares (the “Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,615,790 shares of common stock and (iii) warrants to purchase up to an aggregate of 12,105,264 shares of common stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “Warrants”), in a private placement offering. The combined purchase price of one share of common stock (or one Pre-Funded Warrant) and the accompanying Common Warrant is $0.95.

Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of common stock at a price per share of $0.82 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the date of issuance. The gross proceeds from the Purchase Agreement were $11,497,385 resulting in net proceeds, after payment of commissions and expenses, received by the Company of $10,625,786.

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

During the three months ended March 31, 2022 and 2021, the Company recognized $336,685 and $418,053 of stock-based compensation, respectively, related to outstanding stock options. At March 31, 2022, the Company had $2,222,762 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	2,864,736	$2.25
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2022	2,864,736	$2.25
Exercisable, March 31, 2022	1,727,486	$1.93

As of March 31, 2022, the outstanding stock options have a weighted average remaining term of 7.52 years and the aggregate intrinsic value of options vested and outstanding were $81,400. As of March 31, 2022, there were 60,500 awards remaining to be issued under the 2017 Plan and 2,074,764 awards remaining to be issued under the 2020 Plan.

Stock Warrants

During the three months ended March 31, 2022, the Company received $2,616 in cash proceeds from the exercise of 2,615,790 warrants previously issued at an exercise price of $0.001.

The following table summarizes the stock warrant activity for the three months ended March 31, 2022 :

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	4,214,977	$4.76
Granted	15,326,317	0.69
Exercised	(2,615,790)	0.001
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2022	16,925,504	$1.81
Exercisable, March 31, 2022	16,925,504	$1.81

As of March 31, 2022, the outstanding and exercisable warrants have a weighted average remaining term of 4.26 years and have no aggregate intrinsic value.

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

Scientific Advisory Board

On July 15, 2021, our compensation committee recommended to our Board and our Board approved the following policy for the Scientific Advisory Board members. The Scientific Advisory board consists of Dr. Waldemar Priebe, a significant shareholder and related party, and Dr. Sigmond Hsu. Each scientific advisory board member shall receive annual cash compensation of $68,600. During the three month months ended March 31, 2022, the Company paid $48,684 related to the Scientific Advisory Board compensation. As of March 31, 2022, the Company has accrued $48,684 related to the Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and significant shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $87,500 related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the three months ended March 31, 2022 and 2021, the Company expensed $41,075 and $385,000 respectively related to the purchase of pharmaceutical products from HPI.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”). Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above-mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. The Company is currently validating WPD expenditures related to this agreement. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity controlled by Dr. Priebe, our founder and largest shareholder.

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD, a related party. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii), a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones have been met as of December 31, 2021. In addition, as of December 31, 2021, the drug product with a cost of approximately $655,000 has been delivered to WPD and is being held at a third party depot. As such, the full amount of approximately $655,000 is now due from WPD. As of December 31, 2021, CNS has invoiced the three amounts plus pass through cost for a total of $656,938. As of March 31, 2022, the Company has received payments for the first and second amounts due for a total of $393,182. However, as of March 31, 2022, WPD has not remitted payment for the final invoice and, as such, we have not recorded a receivable due to the collectability issues. The Company is continuing to work with WPD to resolve this situation.

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

On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a New Drug Application (“NDA) in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD now constitutes our primary intellectual property protections although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections.

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. Fast Track Designation is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the three months ended March 31, 2022 and 2021, the Company paid $44,424 and $22,902 to UTMDACC related to this agreement, respectively.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. During the year ended December 31, 2020, the Company paid $334,000 and accrued $400,000 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company paid $800,000 to UTMDACC related to this agreement. The Company has no further payment obligations as of March 31, 2022. The principal investigator for this agreement is Dr. Waldemar Priebe, a significant shareholder.

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

Nasdaq Capital Markets Listing Qualifications

On February 18, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion in Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from Nasdaq.

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

Note 6 – Subsequent Events

On April 28, 2022, the Compensation Committee approved cash bonuses totaling $213,000 to the officers of the Company. In addition, the officers and employees were awarded a total of 1,142,500 Restricted Stock Units that partially vest over 4 years, partially vest upon the Company’s common stock price exceeding various closing prices ranging from $2.00 - $4.00 per share and partially upon the completion of milestones established by the Board.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2021, available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2021 and in other filings made by us from time to time with the SEC.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

General and Administrative Expense

General and administrative expense was approximately $1,260,000 for the three months ended March 31, 2022 compared to approximately $1,403,000 for the comparable period in 2021. The decrease in general and administrative expense was mainly attributable to a decrease of approximately $298,000 for employee compensation (due to the timing of annual employee incentive compensation) and taxes and $68,000 in stock-based compensation, which were offset with increases of approximately $199,000 in legal and professional fees and $24,000 in other expenses. Our general and administrative expenses are expected to remain approximately at these levels for the remainder of this year except for the three months ended June 30, 2022 in which the annual employee incentive compensation, as previously disclosed, will be accrued and paid.

Research and Development Expense

Research and development expense was approximately $1,521,000 for the three months ended March 31, 2022 compared to approximately $2,207,000 for the comparable period in 2021. The decrease in research and development expenses during the period were mainly attributed to the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year, and this lower level of manufacturing activity is expected to continue throughout this year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in contract research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively level throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our Phase II clinical trial.

Net Loss

The net loss for the three months ended March 31, 2022 was approximately $2,784,000 compared to approximately $3,613,000 for the comparable period in 2021. The change in net loss is attributable to decreases in employee compensation (due to the timing of annual employee incentive compensation and associated payroll taxes), the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in CRO expenses related to continued progress with our Phase II clinical trial as well as increases in legal and professional fees and other expenses.

Liquidity and Capital Resources

On March 31, 2022, we had cash of approximately $12,440,000 and we had working capital of approximately $13,664,000. We fund our operations from proceeds from equity sales.

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

Our plan of operations is primarily focused on completing a Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $12 - $16 million to complete the trial, approximately $5.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand is sufficient to fund our operations into the first quarter of 2023. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $3,077,000 and $3,308,000 for the three months ended March 31, 2022 and 2021, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was approximately $0 and $4,000 for the three months ended March 31, 2022 and 2021, respectively. The amount used in 2021 are related to the purchase of furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $10,513,000 for the three months ended March 31, 2022 related to the sale of common stock and exercise of warrants, offset by the repayment of notes payable. Net cash used in financing activities was $347,000 for the three months ended March 31, 2021 related to the sale of common stock and exercise of warrants, offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2021 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of common stock at a price per share of $0.82 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the date of issuance. The gross proceeds from the Purchase Agreement were  $11,497,385 resulting in net proceeds, after payment of commissions and expenses, received by the Company of $10,625,786. As of March 31, 2022, the Pre-Funded Warrants have been exercised in full.

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	May 13, 2022
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	May 13, 2022
Christopher Downs	(principal financial and accounting officer)

