Form 10-Q
period 2022-06-30
CNS Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 12, 2022, was 40,032,481.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$8,958,880	$5,004,517
Prepaid expenses	2,438,530	2,472,933
Total current assets	11,397,410	7,477,450

Noncurrent Assets:
Prepaid expenses, net of current portion	704,794	929,688
Property and equipment, net	10,970	16,109
Deferred offering costs	334,138	334,138
Total noncurrent assets	1,049,902	1,279,935

Total Assets	$12,447,312	$8,757,385

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$490,886	$1,522,823
Accrued expenses	276,573	224,949
Notes payable	156,397	387,794
Total current liabilities	923,856	2,135,566

Total Liabilities	923,856	2,135,566

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 40,032,481 and 27,927,217 shares issued and outstanding, respectively	40,032	27,927
Additional paid-in capital	52,816,636	41,576,813
Accumulated deficit	(41,333,212)	(34,982,921)
Total Stockholders' Equity	11,523,456	6,621,819

Total Liabilities and Stockholders' Equity	$12,447,312	$8,757,385

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Operating expenses:
General and administrative	$1,343,002	$1,146,341	$2,603,411	$2,549,124
Research and development	2,221,339	2,664,979	3,742,703	4,871,853

Total operating expenses	3,564,341	3,811,320	6,346,114	7,420,977

Loss from operations	(3,564,341)	(3,811,320)	(6,346,114)	(7,420,977)

Other expenses:
Interest expense	(1,611)	(2,353)	(4,177)	(6,100)

Total other expenses	(1,611)	(2,353)	(4,177)	(6,100)

Net loss	$(3,565,952)	$(3,813,673)	$(6,350,291)	$(7,427,077)

Loss per share - basic	$(0.09)	$(0.15)	$(0.16)	$(0.30)
Loss per share - diluted	$(0.09)	$(0.15)	$(0.16)	$(0.30)

Weighted average shares outstanding - basic	40,032,481	25,432,717	39,427,218	25,056,975
Weighted average shares outstanding - diluted	40,032,481	25,432,717	39,427,218	25,056,975

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the six months ended June 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2021	27,927,217	$27,927	$41,576,813	$(34,982,921)	$6,621,819

Common stock issued for cash, net	9,489,474	9,489	10,616,297	–	10,625,786

Exercise of warrants	2,615,790	2,616	–	–	2,616

Stock-based compensation	–	–	336,685	–	336,685

Net loss	–	–	–	(2,784,339)	(2,784,339)

Balance March 31, 2022	40,032,481	40,032	52,529,795	(37,767,260)	14,802,567

Stock-based compensation	–	–	286,841	–	286,841

Net loss	–	–	–	(3,565,952)	(3,565,952)

Balance June 30, 2022	40,032,481	$40,032	$52,816,636	$(41,333,212)	$11,523,456

Balance December 31, 2020	23,856,151	$23,856	$34,870,471	$(20,946,343)	$13,947,984

Common stock issued for cash, net	43,083	43	144,800	–	144,843

Exercise of warrants	1,447,325	1,447	331,303	–	332,750

Stock-based compensation	6,250	6	430,673	–	430,679

Net loss	–	–	–	(3,613,404)	(3,613,404)

Balance March 31, 2021	25,352,809	25,352	35,777,247	(24,559,747)	11,242,852

Common stock issued for cash and subscription receivable, net	2,020,426	2,020	4,506,958	–	4,508,978

Stock-based compensation	6,250	7	469,603	–	469,610

Net loss	–	–	–	(3,813,673)	(3,813,673)

Balance June 30, 2021	27,379,485	$27,379	$40,753,808	$(28,373,420)	$12,407,767

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(6,350,291)	$(7,427,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	623,526	900,289
Depreciation	6,581	6,208
Loss on disposal of fixed assets	1,467	–
Changes in operating assets and liabilities:
Related party receivable	–	(132,648)
Prepaid expenses	259,297	(1,839,800)
Accounts payable	(1,031,937)	(53,838)
Accrued expenses	51,624	240,874
Net cash used in operating activities	(6,439,733)	(8,305,992)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,909)	(3,672)
Net cash used in investing activities	(2,909)	(3,672)

Cash Flows from Financing Activities:
Payments on notes payable	(231,397)	(261,711)
Proceeds from exercise of warrants	2,616	332,750
Proceeds from sale of common stock	10,625,786	1,084,704
Net cash provided by financing activities	10,397,005	1,155,743

Net change in cash and cash equivalents	3,954,363	(7,153,921)

Cash and cash equivalents, at beginning of period	5,004,517	14,039,493

Cash and cash equivalents, at end of period	$8,958,880	$6,885,572

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,813	$7,207
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$–	$1,296
Common stock issued for subscription receivable	$–	$3,569,117

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2021 included in our Form 10-K filed with the SEC on March 3, 2022 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of June 30, 2022 was $8,708,880. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Stock-based Compensation - Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period for stock options and restricted stock units.

Restricted Stock Units (“RSUs”) - Our RSUs vest over four years from the date of grant. The fair value of RSUs is the market price of our common stock at the date of grant.

Performance Units (“PUs”) - The PUs vest based on our performance against predefined share price targets and the achievement of Positive Interim, Clinical Data as defined by the Board.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the six months ended June 30, 2022 and 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 16,925,504 and 5,130,240 common shares, unvested restricted stock units of 285,625 and 0 common shares, unvested performance units of 856,875 and 0 common shares, and options for 2,864,736 and 2,811,736 common shares, respectively.

Note 3 – Note Payable

On November 8, 2021, the Company entered into a short-term note payable for an aggregate of $425,990, bearing interest at 3.3% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over a 11-month period with the final payment due on September 30, 2022. As of June 30, 2022 and December 31, 2021, the Company’s note payable balance was $156,397 and $387,794, respectively.

Note 4 – Equity

Common Stock

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”), to act as placement agent related to the Securities Purchase Agreement described below. The Company agreed to pay Wainwright an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transaction. The Company also issued to Wainwright or its designees warrants to purchase up to 5.0% of the aggregate number of shares of Common Stock sold in the transactions (the “Placement Agent Warrants”), or 605,263 Placement Agent Warrants. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price, or $1.1875 per share. The Company also paid Wainwright $50,000 for non-accountable expenses and $10,000 for legal fees and expenses.

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

During the six months ended June 30, 2022 and 2021, the Company recognized $605,657 and $875,039 of stock-based compensation, respectively, related to outstanding stock options. At June 30, 2022, the Company had $1,854,997 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	2,864,736	$2.25
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2022	2,864,736	$2.25
Exercisable, June 30, 2022	1,924,861	$1.94

As of June 30, 2022, the outstanding stock options have a weighted average remaining term of 7.27 years and the aggregate intrinsic value of options vested and outstanding were $81,400. As of June 30, 2022, there were no awards remaining to be issued under the 2017 Plan and 992,764 awards remaining to be issued under the 2020 Plan.

Stock Warrants

During the six months ended June 30, 2022, the Company received $2,616 in cash proceeds from the exercise of 2,615,790 warrants previously issued at an exercise price of $0.001.

The following table summarizes the stock warrant activity for the six months ended June 30, 2022:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	4,214,977	$4.76
Granted	15,326,317	0.69
Exercised	(2,615,790)	0.001
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2022	16,925,504	$1.81
Exercisable, June 30, 2022	16,925,504	$1.81

As of June 30, 2022, the outstanding and exercisable warrants have a weighted average remaining term of 4.01 years and have no aggregate intrinsic value.

Restricted Stock Units

On April 28, 2022, the Compensation Committee approved cash bonuses totaling $213,000 to the officers of the Company. In addition, the officers and employees were awarded a total of 285,625 Restricted Stock Units that partially vest over 4 years. The Company valued the RSUs based on the stock price at grant which total $95,399.

During the six months ended June 30, 2022, the Company recognized $5,962 of stock-based compensation, related to outstanding stock RSUs. At June 30, 2022, the Company had $89,437 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the six months ended June 30, 2022:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2021	–	$–
Granted	285,625	0.33
Vested	–	–
Forfeited	–	–
Non-vested, June 30, 2022	285,625	$0.33

Performance Units

On April 28, 2022, the Compensation Committee approved, the officers and employees were awarded a total of 856,875 PUs. For awards granted in 2022, they vest as follows: (i) 285,625 of the PU grant will vest if within 24 months from issuance the average the closing price of the Company’s common stock over a ten trading day period exceeds $2.00 (subject to pro rata adjustment for stock splits or similar events), (ii) 285,625 of the PU grant will vest if within 36 months from issuance the average the closing price of the Company’s common stock over a ten trading day period exceeds $4.00 (subject to pro rata adjustment for stock splits or similar events) and (iii) 285,625 of the PU grant will vest if within 24 months from issuance the Company achieves “Positive Interim, Clinical Data” as defined by the Board of Directors. To the extent that the market and/or “Positive Interim Clinical Data” conditions are not met, the applicable portions of the PUs will not vest and will be cancelled. The fair value at grant date of these performance units was $169,663. Compensation expense is recognized ratably during the period the PUs are expected to vest or when “Positive Interim Clinical Data” is achieved.

The fair value of each performance unit with market conditions (vesting terms (i) and (ii)) is estimated at the date of grant using a Monte Carlo simulation with the following assumptions: underlying stock price $0.33, hurdle prices ranging from $2.00 -$4.00, expected terms ranging from 2-3 years, cost of equity 18.7% and risk-free rate of 2.8%.

During the six months ended June 30, 2022, the Company recognized $7,309 for vesting term (i), $4,596 for vesting term (ii) and $0 for vesting term (iii), related to outstanding stock PUs. At June 30, 2022, the Company had $157,758 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the six months ended June 30, 2022:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2021	–	$–
Granted	856,875	0.20
Vested	–	–
Forfeited	–	–
Non-vested, June 30, 2022	856,875	$0.20

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members. The Scientific Advisory board consists of Dr. Waldemar Priebe, a significant shareholder and related party, and Dr. Sigmond Hsu. Each scientific advisory board member shall receive annual cash compensation of $68,600. During the six month months ended June 30, 2022, the Company paid $65,834 related to the Scientific Advisory Board compensation. As of June 30, 2022, the Company has accrued $65,834   related to the Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and significant shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the six months ended June 30, 2022 and 2021, the Company recognized $175,000 related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the six months ended June 30, 2022 and 2021, the Company expensed $41,075 and $385,000 respectively related to the purchase of pharmaceutical products from HPI.

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

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD, a related party. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii) a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones have been met as of December 31, 2021. In addition, as of December 31, 2021, the drug product with a cost of approximately $655,000 has been delivered to WPD and is being held at a third party depot. As such, the full amount of approximately $655,000 is now due from WPD. As of December 31, 2021, CNS has invoiced the three amounts plus pass through cost for a total of $656,938. As of June 30, 2022, the Company has received payments for the first and second amounts due for a total of $393,182. However, as of June 30, 2022, WPD has not remitted payment for the final invoice and, as such, we have not recorded a receivable due to the collectability issues. The Company is continuing to work with WPD to resolve this situation.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the six months ended June 30, 2022 and 2021, the Company paid $44,424 and $22,902 to UTMDACC related to this agreement, respectively.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. During the year ended December 31, 2020, the Company paid $334,000 and accrued $400,000 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company paid $800,000 to UTMDACC related to this agreement. The Company has no further payment obligations as of June 30, 2022. The principal investigator for this agreement is Dr. Waldemar Priebe, a significant shareholder.

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

The Company has been provided an initial period of 180 calendar days, or until August 17, 2022, to regain compliance with the Bid Price Rule.  If the Company is not in compliance with the Bid Price Rule by August 17, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards required by Nasdaq, except for the minimum bid price requirement. The Company believes it meets the foregoing requirements and has requested an additional 180 day period.

On July 7, 2022, the Company filed a Definitive Proxy Statement on Form DEF 14A for its Annual Meeting of Stockholders to be held on July 27, 2022. The Annual Meeting of Stockholders was adjourned on July 27, 2022 until August 3, 2022, and then adjourned again until August 16, 2022. In this Definitive Proxy Statement, the Company included a proposal to authorize an amendment to the Company’s amended and restated articles of incorporation to empower the Board of Directors to effect a reverse stock split of the outstanding shares of the Company’s common stock, at a split ratio of between 1-for-2 and 1-for-30 as determined by the Board of Directors in its sole discretion, prior to the one-year anniversary of this Annual Meeting. Assuming this proposal is approved by the Company’s stockholders, the Company intends to monitor the closing bid price of its common stock and may, if appropriate, effect a reverse stock split of the Company’s common stock, to regain compliance with the Bid Price Rule in order to avoid being delisted from Nasdaq as well as to provide for additional shares available for issuance to continue to fund the Company’s clinical research programs. Notwithstanding the foregoing, there can be no assurance that the stockholders of the Company will authorize a reverse stock split, nor that the Company will be able to regain compliance with the Bid Price Rule if a reverse stock split is authorized.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

General and Administrative Expense

General and administrative expense was approximately $1,343,000 for the three months ended June 30, 2022 compared to approximately $1,146,000 for the comparable period in 2021. The increase in general and administrative expense was mainly attributable to an increase of approximately $189,000 for employee compensation (due to the timing of annual employee incentive compensation) and taxes and $149,000 in legal and professional fees, which were offset with decreases of approximately $170,000 in stock-based compensation and $29,000 in other expenses. Our general and administrative expenses are expected to remain approximately at these levels for the remainder of this year.

Research and Development Expense

Research and development expense was approximately $2,221,000 for the three months ended June 30, 2022 compared to approximately $2,665,000 for the comparable period in 2021. The decrease in research and development expenses during the period were mainly attributed to the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year, and this lower level of manufacturing activity is expected to continue throughout this year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in contract research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively level throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our Phase II clinical trial.

Net Loss

The net loss for the three months ended June 30, 2022 was approximately $3,566,000 compared to approximately $3,814,000 for the comparable period in 2021. The change in net loss is attributable to decreases the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in CRO expenses related to continued progress with our Phase II clinical trial as well as increases in legal and professional fees and other expenses.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

General and Administrative Expense

General and administrative expense was approximately $2,603,000 for the six months ended June 30, 2022 compared to approximately $2,549,000 for the comparable period in 2021. The increase in general and administrative expense was mainly attributable to increases of $348,000 in legal and professional fees and $54,000 in other expenses, which were offset with decreases of approximately $110,000 for employee compensation and taxes and $238,000 in stock-based compensation. Our general and administrative expenses are expected to remain approximately at these levels for the remainder of this year.

Research and Development Expense

Research and development expense was approximately $3,743,000 for the six months ended June 30, 2022 compared to approximately $4,872,000 for the comparable period in 2021. The decrease in research and development expenses during the period were mainly attributed to the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year, and this lower level of manufacturing activity is expected to continue throughout this year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in contract research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively level throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our Phase II clinical trial.

Net Loss

The net loss for the six months ended June 30, 2022 was approximately $6,350,000 compared to approximately $7,427,000 for the comparable period in 2021. The change in net loss is attributable to decreases in employee compensation and stock-based compensation, the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in CRO expenses related to continued progress with our Phase II clinical trial as well as increases in legal and professional fees and other expenses.

Liquidity and Capital Resources

On June 30, 2022, we had cash of approximately $8,959,000 and we had working capital of approximately $10,474,000. We fund our operations from proceeds from equity sales.

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

Our plan of operations is primarily focused on completing a Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $13 - $17 million to complete the trial, approximately $5.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand is sufficient to fund our operations into the first quarter of 2023. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $6,440,000 and $8,306,000 for the six months ended June 30, 2022 and 2021, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was approximately $3,000 and $4,000 for the six months ended June 30, 2022 and 2021, respectively. The amount used in 2022 and 2021 are related to the purchase of furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $10,397,000 for the six months ended June 30, 2022 related to the sale of common stock and warrants, and from the exercise of warrants, offset by the repayment of notes payable. Net cash used in financing activities was $1,156,000 for the six months ended June 30, 2021 related to the sale of common stock and exercise of warrants, offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

______________

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	August 12, 2022
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	August 12, 2022
Christopher Downs	(principal financial and accounting officer)

