Form 10-Q
period 2022-09-30
CNS Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 10, 2022, was 40,032,481.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$7,027,470	$5,004,517
Prepaid expenses	1,672,899	2,472,933
Total current assets	8,700,369	7,477,450

Noncurrent Assets:
Prepaid expenses, net of current portion	594,898	929,688
Property and equipment, net	8,522	16,109
Deferred offering costs	334,138	334,138
Total noncurrent assets	937,558	1,279,935

Total Assets	$9,637,927	$8,757,385

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,005,043	$1,522,823
Accrued expenses	200,000	224,949
Notes payable	39,260	387,794
Total current liabilities	1,244,303	2,135,566

Total Liabilities	1,244,303	2,135,566

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 40,032,481 and 27,927,217 shares issued and outstanding, respectively	40,032	27,927
Additional paid-in capital	53,106,357	41,576,813
Accumulated deficit	(44,752,765)	(34,982,921)
Total Stockholders' Equity	8,393,624	6,621,819

Total Liabilities and Stockholders' Equity	$9,637,927	$8,757,385

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Operating expenses:
General and administrative	$1,211,102	$1,235,385	$3,814,513	$3,784,509
Research and development	2,207,913	2,578,016	5,950,616	7,449,869

Total operating expenses	3,419,015	3,813,401	9,765,129	11,234,378

Loss from operations	(3,419,015)	(3,813,401)	(9,765,129)	(11,234,378)

Other expenses:
Interest expense	(538)	(947)	(4,715)	(7,047)

Total other expenses	(538)	(947)	(4,715)	(7,047)

Net loss	$(3,419,553)	$(3,814,348)	$(9,769,844)	$(11,241,425)

Loss per share - basic	$(0.09)	$(0.14)	$(0.25)	$(0.43)
Loss per share - diluted	$(0.09)	$(0.14)	$(0.25)	$(0.43)

Weighted average shares outstanding - basic	40,032,481	27,443,771	39,631,939	25,858,221
Weighted average shares outstanding - diluted	40,032,481	27,443,771	39,631,939	25,858,221

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals,  Inc.

Statements of  Stockholders' Equity

For the nine months ended September 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2021	27,927,217	$27,927	$41,576,813	$(34,982,921)	$6,621,819

Common stock issued for cash, net	9,489,474	9,489	10,616,297	–	10,625,786

Exercise of warrants	2,615,790	2,616	–	–	2,616

Stock-based compensation	–	–	336,685	–	336,685

Net loss	–	–	–	(2,784,339)	(2,784,339)

Balance March 31, 2022	40,032,481	40,032	52,529,795	(37,767,260)	14,802,567

Stock-based compensation	–	–	286,841	–	286,841

Net loss	–	–	–	(3,565,952)	(3,565,952)

Balance June 30, 2022	40,032,481	40,032	52,816,636	(41,333,212)	11,523,456

Stock-based compensation	–	–	289,721	–	289,721

Net loss	–	–	–	(3,419,553)	(3,419,553)

Balance September 30, 2022	40,032,481	$40,032	$53,106,357	$(44,752,765)	$8,393,624

Balance December 31, 2020	23,856,151	$23,856	$34,870,471	$(20,946,343)	$13,947,984

Common stock issued for cash, net	43,083	43	144,800	–	144,843

Exercise of warrants	1,447,325	1,447	331,303	–	332,750

Stock-based compensation	6,250	6	430,673	–	430,679

Net loss	–	–	–	(3,613,404)	(3,613,404)

Balance March 31, 2021	25,352,809	25,352	35,777,247	(24,559,747)	11,242,852

Common stock issued for cash and subscription receivable, net	2,020,426	2,020	4,506,958	–	4,508,978

Stock-based compensation	6,250	7	469,603	–	469,610

Net loss	–	–	–	(3,813,673)	(3,813,673)

Balance June 30, 2021	27,379,485	27,379	40,753,808	(28,373,420)	12,407,767

Stock-based compensation	81,250	81	506,566	–	506,647

Net loss	–	–	–	(3,814,348)	(3,814,348)

Balance September 30, 2021	27,460,735	$27,460	$41,260,374	$(32,187,768)	$9,100,066

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(9,769,844)	$(11,241,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	913,247	1,406,936
Depreciation	9,375	9,577
Loss on disposal of fixed assets	2,635	–
Changes in operating assets and liabilities:
Prepaid expenses	1,134,824	(1,373,257)
Accounts payable	(517,780)	515,244
Accrued expenses	(24,949)	381,418
Net cash used in operating activities	(8,252,492)	(10,301,507)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,423)	(3,672)
Net cash used in investing activities	(4,423)	(3,672)

Cash Flows from Financing Activities:
Payments on notes payable	(348,534)	(394,662)
Proceeds from exercise of warrants	2,616	332,750
Proceeds from sale of common stock	10,625,786	4,653,821
Net cash provided by financing activities	10,279,868	4,591,909

Net change in cash and cash equivalents	2,022,953	(5,713,270)

Cash and cash equivalents, at beginning of period	5,004,517	14,039,493

Cash and cash equivalents, at end of period	$7,027,470	$8,326,223

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,782	$7,207
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$–	$1,296

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2021 included in our Form 10-K filed with the SEC on March 3, 2022 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of September 30, 2022 was $6,777,470. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the nine months ended September 30, 2022 and 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 15,719,445 and 5,130,240 common shares, unvested restricted stock units of 285,625 and 0 common shares, unvested performance units of 856,875 and 0 common shares, and options for 2,789,736 and 2,939,736 common shares, respectively.

Note 3 – Note Payable

On November 8, 2021, the Company entered into a short-term note payable for an aggregate of $425,990, bearing interest at 3.3% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over a 11-month period with the final payment due on September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company’s note payable balance was $39,260 and $387,794, respectively. Subsequent to September 30, 2022, the Company repaid the outstanding note balance in full.

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

During the nine months ended September 30, 2022 and 2021, the Company recognized $877,510 and $1,228,811 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2022, the Company had $1,583,144 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	2,864,736	$2.25
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	(75,000)	2.35
Outstanding, September 30, 2022	2,789,736	$2.25
Exercisable, September 30, 2022	1,990,361	$1.93

As of September 30, 2022, the outstanding stock options have a weighted average remaining term of 6.98 years and the aggregate intrinsic value of options vested and outstanding were $36,850. As of September 30, 2022, there were no awards remaining to be issued under the 2017 Plan and 1,067,764 awards remaining to be issued under the 2020 Plan.

Stock Warrants

During the nine months ended September 30, 2022, the Company received $2,616 in cash proceeds from the exercise of 2,615,790 warrants previously issued at an exercise price of $0.001.

The following table summarizes the stock warrant activity for the nine months ended September 30, 2022:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	4,214,977	$4.76
Granted	15,326,317	0.69
Exercised	(2,615,790)	0.001
Forfeited	–	–
Expired	(1,206,059)	11.00
Outstanding, September 30, 2022	15,719,445	$1.11
Exercisable, September 30, 2022	15,719,445	$1.11

As of September 30, 2022, the outstanding and exercisable warrants have a weighted average remaining term of 4.06 years and have no aggregate intrinsic value.

Restricted Stock Units

On April 28, 2022, the Compensation Committee approved cash bonuses totaling $213,000 to the officers of the Company. In addition, the officers and employees were awarded a total of 285,625 Restricted Stock Units that partially vest over 4 years. The Company valued the RSUs based on the stock price at grant which total $95,399.

During the nine months ended September 30, 2022, the Company recognized $11,925 of stock-based compensation, related to outstanding stock RSUs. At September 30, 2022, the Company had $83,474 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the nine months ended September 30, 2022:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2021	–	$–
Granted	285,625	0.33
Vested	–	–
Forfeited	–	–
Non-vested, September 30, 2022	285,625	$0.33

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

During the nine months ended September 30, 2022, the Company recognized $14,619 for vesting term (i), $9,193 for vesting term (ii) and $0 for vesting term (iii), related to outstanding stock PUs. At September 30, 2022, the Company had $145,853 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the nine months ended September 30, 2022:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2021	–	$–
Granted	856,875	0.20
Vested	–	–
Forfeited	–	–
Non-vested, September 30, 2022	856,875	$0.20

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members. The Scientific Advisory board consisted of Dr. Waldemar Priebe, a significant shareholder and related party, and Dr. Sigmond Hsu. Each scientific advisory board member shall receive annual cash compensation of $68,600. During the nine month months ended September 30, 2022, the Company paid $76,087 related to the Scientific Advisory Board compensation. As of August 25, 2022, Dr. Waldemar Priebe is no longer a member of the Scientific Advisory Board. As of September 30, 2022, the Company has accrued $82,984 related to Mr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder and significant shareholder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 200,000 shares of the Company’s common stock valued at $0.045 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the nine months ended September 30, 2022 and 2021, the Company recognized $262,500 related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the nine months ended September 30, 2022 and 2021, the Company expensed $41,075 and $385,000 respectively related to the purchase of pharmaceutical products from HPI.

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

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD, a related party. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii) a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones have been met as of December 31, 2021. In addition, as of December 31, 2021, the drug product with a cost of approximately $655,000 has been delivered to WPD and is being held at a third party depot. As such, the full amount of approximately $655,000 is due from WPD. As of December 31, 2021, CNS has invoiced the three amounts plus pass through cost for a total of $656,938. As of September 30, 2022, the Company has received payments for the first and second amounts due for a total of $393,182 and has entered into a settlement agreement whereby WPD agreed to return 168 vials (approximately 40% of the total) to us in settlement of the final amount owed. On October 24, 2022, the Company received confirmation from our third party depot service provider that the vials had been transferred into our inventory. As such, this matter is now fully resolved.

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

On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a New Drug Application (“NDA) in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD constitutes our primary intellectual property protections although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections.

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. Fast Track Designation is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the nine months ended September 30, 2022 and 2021, the Company paid $49,607 and $22,902, respectively.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. During the year ended December 31, 2020, the Company paid $334,000 and accrued $400,000 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company paid $800,000 to UTMDACC related to this agreement. The Company has no further payment obligations as of September 30, 2022. The principal investigator for this agreement is Dr. Waldemar Priebe, a significant shareholder.

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

The Company was initially provided an initial period of 180 calendar days, or until August 17, 2022, to regain compliance with the Bid Price Rule. The Company was granted a second 180 calendar day period, or until February 13, 2023, to regain compliance since it met the continued listing requirement for market value of publicly held shares and all other initial listing standards required by Nasdaq, except for the minimum bid price requirement.

On July 7, 2022, the Company filed a Definitive Proxy Statement on Form DEF 14A for its Annual Meeting of Stockholders to be held on July 27, 2022. The Annual Meeting of Stockholders was adjourned on July 27, 2022 until August 3, 2022, then adjourned again until August 16, 2022, and then adjourned again until August 25, 2022. In this Definitive Proxy Statement, the Company included a proposal to authorize an amendment to the Company’s amended and restated articles of incorporation to empower the Board of Directors to effect a reverse stock split of the outstanding shares of the Company’s common stock, at a split ratio of between 1-for-2 and 1-for-30 as determined by the Board of Directors in its sole discretion, prior to the one-year anniversary of this Annual Meeting. This proposal was approved by the Company’s stockholders when the Annual Meeting of Stockholders was reconvened on August 25, 2022. The Company intends to monitor the closing bid price of its common stock and, if appropriate, effect a reverse stock split of the Company’s common stock, to regain compliance with the Bid Price Rule in order to avoid being delisted from Nasdaq as well as to provide for additional shares available for issuance to continue to fund the Company’s clinical research programs. Notwithstanding the foregoing, there can be no assurance that the Company will be able to regain and maintain compliance with the Bid Price Rule if a reverse stock split is effected.

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

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

General and Administrative Expense

General and administrative expense was approximately $1,211,000 for the three months ended September 30, 2022 compared to approximately $1,235,000 for the comparable period in 2021. The decrease in general and administrative expense was mainly attributable to decreases of approximately $204,000 for stock-based compensation, $46,000 in advertising and marketing, $32,000 in insurance and $31,000 in other expenses, which were offset by an increase of approximately $289,000 in legal and professional expenses. Our general and administrative expenses are expected to remain approximately at these levels for the remainder of this year.

Research and Development Expense

Research and development expense was approximately $2,208,000 for the three months ended September 30, 2022 compared to approximately $2,578,000 for the comparable period in 2021. The decrease in research and development expenses during the period were mainly attributed to the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year, and this lower level of manufacturing activity is expected to continue throughout this year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in contract research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with Q3 throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our Phase II clinical trial.

Net Loss

The net loss for the three months ended September 30, 2022 was approximately $3,420,000 compared to approximately $3,814,000 for the comparable period in 2021. The change in net loss is attributable to decreases the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in CRO expenses related to continued progress with our Phase II clinical trial as well as increases in legal and professional fees and other expenses.

Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

General and Administrative Expense

General and administrative expense was approximately $3,815,000 for the nine months ended September 30, 2022 compared to approximately $3,785,000 for the comparable period in 2021. The increase in general and administrative expense was mainly attributable to increases of $638,000 in legal and professional fees and $6,000 in other expenses, which were offset with decreases of approximately $109,000 for employee compensation and taxes, $442,000 in stock-based compensation and $63,000 in advertising and marketing. Our general and administrative expenses are expected to remain approximately at these levels for the remainder of this year.

Research and Development Expense

Research and development expense was approximately $5,951,000 for the nine months ended September 30, 2022 compared to approximately $7,450,000 for the comparable period in 2021. The decrease in research and development expenses during the period were mainly attributed to the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year, and this lower level of manufacturing activity is expected to continue throughout this year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in contract research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with the year-to-date run-rate throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our Phase II clinical trial.

Net Loss

The net loss for the nine months ended September 30, 2022 was approximately $9,770,000 compared to approximately $11,241,000 for the comparable period in 2021. The change in net loss is attributable to decreases in employee compensation and stock-based compensation, the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in CRO expenses related to continued progress with our Phase II clinical trial as well as increases in legal and professional fees and other expenses.

Liquidity and Capital Resources

On September 30, 2022, we had cash of approximately $7,027,000 and we had working capital of approximately $7,456,000. We fund our operations from proceeds from equity sales.

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

Our plan of operations is primarily focused on completing a Phase II clinical trial for Berubicin. We estimate that we will require additional financing of approximately $13 - $17 million to complete the trial (taking into account our cash on hand as of September 30, 2022 of approximately $7.0 million), approximately $5.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand is sufficient to fund our operations into the first quarter of 2023. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $8,252,000 and $10,302,000 for the nine months ended September 30, 2022 and 2021, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used by investing activities was approximately $4,000 for the nine months ended September 30, 2022 and 2021. The amount used in 2022 and 2021 are related to the purchase of furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $10,280,000 for the nine months ended September 30, 2022 related to the sale of common stock and warrants, and from the exercise of warrants, offset by the repayment of notes payable. Net cash provided by financing activities was $4,592,000 for the nine months ended September 30, 2021 related to the sale of common stock and exercise of warrants, offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. Management determined there were no critical accounting estimates.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2021 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference, as well as the additional risk factors set forth below. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be required to complete a reverse stock split to regain compliance with Nasdaq listing rules and we cannot predict the effect that any reverse stock split will have on the market price for shares of our common stock.

On February 18, 2022, we received a deficiency letter from Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have until February 13, 2023 to regain compliance with the Bid Price Rule.

We may complete a reverse stock split in order to regain compliance with the Bid Price Rule. We cannot predict the effect that a reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if a reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

Furthermore, even if the reverse stock split does result in an increased market price per share of our common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after a reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after a reverse stock split, the market price many not remain at that level.

If the market price of shares of our common stock declines following a reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split due to decreased liquidity in the market for our common stock. Accordingly, the total market capitalization of our common stock following the reverse stock split could be lower than the total market capitalization before the reverse stock split.

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	November 10, 2022
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	November 10, 2022
Christopher Downs	(principal financial and accounting officer)

