Form 10-K
period 2022-12-31
CNS Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $8.78 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 29, 2023 was 2,226,325.

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

ii

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

iii

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

The current trial being conducted will evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease, and results will be compared to the efficacy of Lomustine, a current standard of care in this setting, with a 2 to 1 randomization of the estimated 243 patients to Berubicin or Lomustine. Patients receiving Berubicin will be administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (a 21-day cycle). Lomustine is administered orally once every six weeks. The trial will include a pre-planned, non-binding interim futility analysis which will be conducted by an independent Data Safety Monitoring Board (DSMB) to recommend whether this study should continue as planned based on Berubicin showing statistically significant value as a second-line treatment for patients with glioblastoma compared with Lomustine. We will conduct this analysis after at least 50% of the patients in the interim analysis population (30-50% of total expected patients for the trial) can be evaluated as having failed the primary efficacy endpoint (death). This recommendation will review the number of deaths on each arm to ensure that the overall survival of patients receiving Berubicin shows a statistically significant comparability to or is even higher than those receiving Lomustine. The median survival of patients receiving second-line treatment for glioblastoma has historically been shown to be approximately 6 months. We have historically used this 6 months as an estimate for the median time to a 50% mortality rate. Taking into account the recent rate of enrollment and the number of patients that can be adequately assessed for their follow-up outcomes, we are anticipating that the DSMB will be able to perform this interim analysis and we can release the data during the third quarter of 2023. Additional analyses that will be provided based on this data will be comparisons of secondary endpoints, including progression-free survival (PFS), response rates, and safety assessments. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, who controls a majority of our shares. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a New Drug Application (“NDA”) for Berubicin; and (v) 6,667 shares of our common stock. The patents we licensed from HPI expired in March 2020.

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

On January 10, 2020, we entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of the UTMDACC. Pursuant to the WP1244 Agreement, we obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to our portfolio of WP1244 drug technology. In consideration, we must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) for sales of licensed products developed under the WP1244 Agreement. The term of the WP1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the WP1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate the WP1244 Agreement in the event that we fail to meet certain commercial diligence milestones.

On May 7, 2020, pursuant to the WP1244 portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $800,000 was paid in 2021. The principal investigator for this agreement is Dr. Priebe. The work conducted under this Sponsored Research Agreement has produced a new mesylate salt of WP1244 termed WP1874. We believe the enhanced solubility of this salt may increase its ability to be formulated for use in an IV infusion, while maintaining similar potency and toxicity characteristics. As such, WP1874 will be the primary focus in our development efforts of the WP1244 portfolio. This agreement was extended and now expires on March 31, 2023.

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

Currently, there are no curative therapies for glioblastoma. In the clinical trial completed by Reata in February 2009, Berubicin demonstrated one durable complete response lasting over 14 years in a patient treated on the original Phase 1 clinical trial. This patient remains disease free and clinically stable as of November 2022.

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

Efficacy will be measured by the benefit of Berubicin vs. Lomustine in terms of overall survival (OS), considered the preferred standard as an endpoint for clinical trials in Neuro-Oncology. Secondary endpoints using accepted radiologic methodology (magnetic resonance imaging (“MRI”)), including both pre- and post-gadolinium T1-weighted scans and T2/fluid attenuated inversion recovery (“FLAIR”) images will evaluate objective response rates (ORR), which include complete responses (CR) and partial responses (PR) as per RANO (Response Assessment for Neuro-Oncology), and progression free survival (PFS). Additional information to be collected include event free survival (EFS), corticosteroid usage, neurologic status, quality of life, and safety, and for Berubicin, the pharmacokinetics (PK) at the dose and schedule employed. The trial will include a pre-planned, non-binding interim futility analysis which will be conducted by an independent Data Safety Monitoring Board (DSMB) to recommend whether this study should continue as planned based on Berubicin showing statistically significant value as a second-line treatment for patients with glioblastoma compared with Lomustine. We will conduct this analysis after at least 50% of the patients in the interim analysis population (30-50% of total expected patients for the trial) can be evaluated as having failed the primary efficacy endpoint (death). This recommendation will review the number of deaths on each arm to ensure that the overall survival of patients receiving Berubicin shows a statistically significant comparability to or is even higher than those receiving Lomustine. The median survival of patients receiving second-line treatment for glioblastoma has historically been shown to be approximately 6 months. We have historically used this 6 months as an estimate for the median time to a 50% mortality rate. Taking into account the recent rate of enrollment and the number of patients that can be adequately assessed for their follow-up outcomes, we are anticipating that the DSMB will be able to perform this interim analysis and we can release the data during the third quarter of 2023. Additional analyses that will be provided based on this data will be comparisons of secondary endpoints, including progression-free survival (PFS), response rates, and safety assessments.

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

Berubicin Clinical Trial

In the first clinical trial for Berubicin, which was referred to as Study RTA 744-C-0401, 25 of the 35 patients enrolled were evaluable for response. One patient achieved a complete response, remained on study through seven cycles of therapy and was withdrawn for adverse events unrelated to Berubicin. The patient was disease free as of November 2022.

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

Efficacy: Twenty-five of the 35 patients enrolled in Group A were evaluable for response (under the Macdonald criteria described below). One patient receiving Berubicin at 2.4 mg/m2/day achieved a complete response. The patient remained on study through 7 cycles of therapy before being withdrawn for elevated liver function tests unrelated to study drug, and in follow-up remains disease free and clinically stable as of November 2022.

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

Efficacy will be measured by the benefit of Berubicin vs. Lomustine in terms of overall survival (OS), considered by the FDA as the only endpoint acceptable for clinical trials in Neuro-Oncology which form the basis for a request for approval of a New Drug Application. Secondary endpoints using accepted radiologic methodology (magnetic resonance imaging “MRI”), including both pre- and post-gadolinium T1-weighted scans and T2/fluid attenuated inversion recovery (“FLAIR”) images will evaluate objective response rates (ORR), which include complete responses (CR) and partial responses (PR) as per RANO (Response Assessment for Neuro-Oncology), and progression free survival at 6 months (PFS6). Additional information to be collected include event free survival (EFS), corticosteroid usage, neurologic status, quality of life, and safety, and for Berubicin, the pharmacokinetics (PK) at the dose and schedule employed. The trial will include a pre-planned, non-binding interim futility analysis which will be conducted by an independent Data Safety Monitoring Board (DSMB) to recommend whether this study should continue as planned based on Berubicin showing statistically significant value as a second-line treatment for patients with glioblastoma compared with Lomustine. We will conduct this analysis after at least 50% of the patients in the interim analysis population (30-50% of total expected patients for the trial) can be evaluated as having failed the primary efficacy endpoint (death). This recommendation will review the number of deaths on each arm to ensure that the overall survival of patients receiving Berubicin shows a statistically significant comparability to or is even higher than those receiving Lomustine. The median survival of patients receiving second-line treatment for glioblastoma has historically been shown to be approximately 6 months. We have historically used this 6 months as an estimate for the median time to a 50% mortality rate. Taking into account the recent rate of enrollment and the number of patients that can be adequately assessed for their follow-up outcomes, we are anticipating that the DSMB will be able to perform this interim analysis and we can release the data during the third quarter of 2023. Additional analyses that will be provided based on this data will be comparisons of secondary endpoints, including progression-free survival (PFS), response rates, and safety assessments.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 6,667 shares of the Company’s common stock valued at $1.35 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the years ended December 31, 2022 and 2021, the Company recognized $275,000 and $450,000 related to this agreement, respectively. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties.

With the Reata Agreement and the HPI License, we believe we have obtained all rights and intellectual property necessary to develop Berubicin. As stated earlier, it is our plan to obtain additional intellectual property covering other compounds which, subject to the receipt of additional financing, may be developed into drugs for brain and other cancers.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc., or WPD, pursuant to which we granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. As of December 31, 2021, WPD has demonstrated that it has exercised commercially reasonable development efforts under this agreement. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity controlled by Dr. Priebe, our founder.

On August 31, 2018, we entered into a sublicense agreement with Animal Life Sciences, LLC, or ALI, pursuant to which we granted ALI an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Priebe, our founder, holds 38% of the membership interests of ALI.

On January 10, 2020, Company entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of UTMDACC. Pursuant to the WP1244 Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the years ended December 31, 2022 and 2021, the Company paid $58,223 and $48,668 to UTMDACC related to this agreement, respectively.

On May 7, 2020, pursuant to the WP1244 Agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. During the year ended December 31, 2020, the Company paid $334,000 and accrued $400,000 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company paid $800,000 to UTMDACC related to this agreement. The principal investigator for this agreement is Dr. Priebe. The work conducted under this Sponsored Research Agreement has produced a new mesylate salt of WP1244 termed WP1874. We believe the enhanced solubility of this salt may increase its ability to be formulated for use in an IV infusion, while maintaining similar potency and toxicity characteristics. As such, WP1874 will be the primary focus in our development efforts of the WP1244 portfolio. This agreement was extended and expired on March 31, 2023.

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

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD, a related party. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii) a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones were met as of December 31, 2021. In addition, as of December 31, 2021, the drug product with a cost of approximately $655,000 was delivered to WPD and was held at a third party depot. As of December 31, 2021, CNS invoiced the three amounts plus pass through cost for a total of $656,938. As of September 30, 2022, the Company received payments for the first and second amounts due for a total of $393,182 and entered into a settlement agreement whereby WPD agreed to return 168 vials (approximately 40% of the total) to us in settlement of the final amount owed. On October 24, 2022, the Company received confirmation from our third party depot service provider that the vials had been transferred into our inventory. As such, this matter is now fully resolved.

On November 21, 2022, CNS entered into an Investigational Medicinal Product Supply Agreement with Pomeranian Medical University (“PUM”) in Szczecin, Poland. CNS agreed to sell berubicin hydrochloride drug product (and related reference standards) to PUM at a discount to the historical cost of manufacturing so that PUM may conduct an investigator-initiated clinical trial of Berubicin in CNS lymphomas. PUM agreed to pay CNS the following payments: (i) PLN 5,870.27 upon delivery of 2 vials each of berubicin and berubicinol reference standards, (ii) PLN 873,201.00 upon delivery of a first batch of 150 berubicin drug product vials, and (iii) PLN 873,201.00 upon delivery of a second batch of 150 berubicin drug product vials. As of December 31, 2022, the reference standards had been delivered and were recognized in Accounts Receivable and as a reduction to research & development expense. As of March 29, 2023, the first batch of berubicin drug product vials have been ordered but not yet delivered.

Employees

As of March 29, 2023, we had three full time employees. We also have two part-time employees serving as our chief medical and scientific officers, and accordingly, a high percentage of the work performed for our development projects is conducted by qualified part-time staff and independent contractors.

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

Available Information

Our Internet address is www.cnspharma.com. On this Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. All such filings are also available on our Web site free of charge. The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our Web site and in print to any stockholder who requests them. The content on our Web site is not incorporated by reference into this Form 10-K unless expressly noted.

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

We estimate that we will require additional financing of approximately $8.0 to $12.0 million to complete the Phase 2 trial for Berubicin (taking into account our cash on hand as of December 31, 2022 of approximately $10.1 million), approximately $5.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

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

Our auditors have indicated in their report on our financial statements for the fiscal year ended December 31, 2022 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

We have in the past completed related party transactions, some of which that were not conducted on an arm’s length basis.

We have entered into transactions with entities affiliated with our founder, Dr. Waldemar Priebe, including:

•	We acquired the patent rights to Berubicin pursuant to a license agreement with Houston Pharmaceuticals, Inc.

•	We entered into a sublicense agreement with WPD Pharmaceuticals, Inc., an entity with which Dr. Priebe is affiliated, which granted a WPD a license to Berubicin in a specified territory (primarily in eastern Europe and western Asia).

•	We entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), which granted an exclusive sublicense to Berubicin for the treatment of cancer in non-human animals.

•	We entered into a development agreement with WPD Pharmaceuticals, Inc., which granted us an economic interest in WPD’s development of an anti-viral portfolio.

We entered into the above agreements related to Berubicin with HPI, WPD (the sublicense agreement) and ALI prior to our IPO, at a time during which we did not have an independent board of directors. As such, due to the related party relationship between our Company and these entities, the negotiation of these agreements was not conducted on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in a transaction negotiated in an arm’s length transaction.

We have never been profitable, we have no products approved for commercial sale, and we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability. Therefore, we may not be able to continue as a going concern.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had no revenues and have relied on equity-based financing from the sale of securities in public and private placements and the issuance of convertible notes. The continuation of the Company as a going concern is dependent upon our ability to obtain necessary equity or debt financing to continue operations and the attainment of profitable operations. As of December 31, 2022 the Company has incurred an accumulated deficit of $50,715,677 since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of December 31, 2022 is sufficient to fund its planned operations into but not beyond the third quarter of 2023.

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

We have never completed a clinical trial or submitted an NDA before, and any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

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

The COVID-19 outbreak has in the past and may in the future delay recruitment in our clinical trials.

The COVID-19 outbreak has in the past and may in the future slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

As of March 29, 2023, we have 3 full-time employees. We also have 2 officers serving as part-time employees. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance limit. Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the FDIC, took control and was appointed receiver of Silicon Valley Bank (to which the Company had no exposure). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Risks Related to Our Common Stock

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act has caused and may cause in the future our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2022, identified a material weakness in our internal controls due to the lack of sufficient personnel to allow for segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. As a result of the material weakness with the third-party CRO, the Company corrected previously issued financial statements for the periods ended December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 to properly reflect research and development expenses   and the related liability in these periods that were previously not recorded. While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Management performed an annual assessment as of December 31, 2022 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2022, due to material weaknesses in our internal controls due to the lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to consider to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To mitigate the lack of segregation of duties material weaknesses, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. However, notwithstanding our mitigation efforts, there is no assurance we will not encounter accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

We have in the past, and we may again in the future, fail to comply with the continued listing requirements of the Nasdaq Capital Market, which would subject our common stock to being delisted. Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

We may be required to repurchase certain of our warrants upon a fundamental transaction, which may prevent or deter a third party from acquiring us.

Certain of our warrants to purchase common stock provide that in the event of a “Fundamental Transaction” (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock), each warrant holder will have the right at any time prior to the consummation of the Fundamental Transaction to require us to repurchase the warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such common warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations and may prevent or deter a third party from acquiring us.

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

Holders of Common Equity

As of March 31, 2023, we had approximately 10,000 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2022.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, who controls a majority of our shares. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of an NDA for Berubicin; and (v) 6,667 shares of our common stock. The patents we licensed from HPI expired in March 2020.

With the Reata Agreement and the HPI License, we believe we have obtained all rights and intellectual property necessary to develop Berubicin. As stated earlier, it is our plan to obtain additional intellectual property covering other compounds which, subject to the receipt of additional financing, may be developed into drugs for brain and other cancers.

On January 10, 2020, we entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the WP1244 Agreement, we obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to our WP1244 drug technology. In consideration, we must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) for sales of licensed products developed under the WP1244 Agreement. The term of the WP1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the WP1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate the WP1244 Agreement in the event that we fail to meet certain commercial diligence milestones.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $800,000 was paid in 2021. The principal investigator for this agreement is Dr. Priebe. The work conducted under this Sponsored Research Agreement has produced a new mesylate salt of WP1244 termed WP1874. We believe the enhanced solubility of this salt may increase its ability to be formulated for use in an IV infusion, while maintaining similar potency and toxicity characteristics. As such, WP1874 will be the primary focus in our development efforts of the WP1244 portfolio. This agreement was extended and expired on March 31, 2023.

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

General and Administrative Expense

General and administrative expense was $5,967,052 for the year ended December 31, 2022 compared to $4,680,840 for 2021. The change is attributable to an increase of approximately $1,096,000 in professional expenses, $315,000 in employee compensation, $334,000 related to the write off of deferred offering costs and $84,000 in other general and administrative expenses. These changes were offset by decreases of $502,000 in stock-based compensation and advertising and marketing of $41,000.

Research and Development Expense

Research and development expense was $9,300,055 for the year ended December 31, 2022 compared to $9,805,075 for 2021. The decrease in research and development expenses during the period was mainly attributed to the timing of drug development expenses (significant manufacturing activity occurred in the prior year period with much less occurring in the current year, and this lower level of manufacturing activity is expected to continue throughout this year), as well as a credit to research and development expense for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, partially offset by an increase in contract research organization (CRO) expenses related to continued progress with our Berubicin clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with the year-to-date run-rate throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our clinical trial.

Interest Expense

Interest expense was $7,027 and $9,285 for the years ended December 31, 2022 and 2021, respectively.

Net Loss

The net loss for the year ended December 31, 2022 was $15,274,134 compared to $14,495,200 for 2021. The change in net loss is primarily attributable to decreased research and development costs.

Liquidity and Capital Resources

On December 31, 2022, we had cash of $10,055,407 and we had working capital of $7,644,386. We have historically funded our operations from proceeds from debt and equity sales.

In January 2022, we completed a financing with several institutional investors for the sale of (i) 316,316 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 87,193 shares of common stock and (iii) warrants to purchase up to an aggregate of 403,509 shares of common stock. The combined purchase price of one share of common stock (or one pre-funded warrant) and accompanying common warrant was $28.50. The gross proceeds from the private placement were approximately $11.5 million, before deducting the placement agent’s fees and other offering expenses.

 In November 2022, we completed a financing with an institutional investor for the sale of (i) 147,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 1,742,764 shares of common stock and (iii) warrants to purchase up to an aggregate of 1,889,764 shares of common stock. The combined purchase price of one share of common stock (or one pre-funded warrant) and accompanying common warrant was $3.175. The gross proceeds from the offering were approximately $5.98 million, before deducting the placement agent’s fees and other offering expenses.

We believe that our cash on hand is sufficient to fund our planned operations into, but not beyond, the third quarter of 2023.

Our plan of operations is primarily focused on completing a clinical trial for Berubicin. We estimate that we will require additional financing of approximately $8 to $12 million to complete the Phase 2 trial for Berubicin (taking into account our cash on hand as of December 31, 2022 of approximately $10.1 million), approximately $5.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand is sufficient to fund our operations into the third quarter of 2023. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was $10,557,815 and $13,538,309 for the years ended December 31, 2022 and 2021, respectively, and mainly included payments made for drug development (including the cost of our potentially pivotal trial of Berubicin), contract labor, officer compensation, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used in investing activities was $4,422 and $5,748 for the years ended December 31, 2022 and 2021 and included payments for furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $15,613,127 and $4,509,081 for the years ended December 31, 2022 and 2021. We received net proceeds of $16,038,093 from the issuance of common stock during the year ended December 31, 2022.

Off-balance Sheet Arrangements

As of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

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

CNS Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CNS Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CNS Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 31, 2023

CNS Pharmaceuticals, Inc.

Balance Sheets

	December 31, 2022	December 31, 2021
		As Revised
Assets
Current Assets:
Cash and cash equivalents	$10,055,407	$5,004,517
Prepaid expenses and other current assets	2,509,238	2,472,933
Total current assets	12,564,645	7,477,450

Noncurrent Assets:
Prepaid expenses, net of current portion	482,806	929,688
Property and equipment, net	5,664	16,109
Deferred offering costs	–	334,138
Total noncurrent assets	488,470	1,279,935

Total Assets	$13,053,115	$8,757,385

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,681,900	$1,981,445
Accrued expenses	828,391	224,949
Notes payable	409,968	387,794
Total current liabilities	4,920,259	2,594,188

Total Liabilities	4,920,259	2,594,188

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 1,617,325 and 949,052 shares issued and outstanding, respectively	1,617	949
Additional paid-in capital	58,846,916	41,603,791
Accumulated deficit	(50,715,677)	(35,441,543)
Total Stockholders' Equity	8,132,856	6,163,197

Total Liabilities and Stockholders' Equity	$13,053,115	$8,757,385

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
		As Revised
Operating expenses:
General and administrative	$5,967,052	$4,680,840
Research and development	9,300,055	9,805,075

Total operating expenses	15,267,107	14,485,915

Loss from operations	(15,267,107)	(14,485,915)

Other expenses:
Interest expense	(7,027)	(9,285)

Total other expenses	(7,027)	(9,285)

Net loss	$(15,274,134)	$(14,495,200)

Loss per share - basic	$(11.22)	$(16.50)
Loss per share - diluted	$(11.22)	$(16.50)

Weighted average shares outstanding - basic	1,361,737	878,443
Weighted average shares outstanding - diluted	1,361,737	878,443

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

For the years ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2020	813,350	$813	$34,893,514	$(20,946,343)	$13,947,984

Common stock issued for cash, net	68,784	69	4,653,752	–	4,653,821

Exercise of warrants	63,585	64	332,686	–	332,750

Stock-based compensation	3,333	3	1,723,839	–	1,723,842

Net loss	–	–	–	(14,495,200)	(14,495,200)

Balance December 31, 2021 - As revised	949,052	949	41,603,791	(35,441,543)	6,163,197

Common stock issued for cash, net	463,316	463	16,037,630	–	16,038,093

Exercise of warrants	204,957	205	2,529	–	2,734

Stock-based compensation	–	–	1,202,966	–	1,202,966

Net loss	–	–	–	(15,274,134)	(15,274,134)

Balance December 31, 2022	1,617,325	$1,617	$58,846,916	$(50,715,677)	$8,132,856

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
		As Revised
Cash Flows from Operating Activities:
Net loss	$(15,274,134)	$(14,495,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,202,966	1,723,842
Depreciation	11,756	13,070
Write off of deferred offering cost	334,138	–
Loss on disposal of fixed assets	3,111	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	860,451	(1,520,281)
Accounts payable	1,700,455	1,035,115
Accrued expenses	603,442	(294,855)
Net cash used in operating activities	(10,557,815)	(13,538,309)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,422)	(5,748)
Net cash used in investing activities	(4,422)	(5,748)

Cash Flows from Financing Activities:
Payments on notes payable	(427,700)	(477,490)
Proceeds from exercise of warrants	2,734	332,750
Proceeds from sale of common stock	16,038,093	4,653,821
Net cash provided by financing activities	15,613,127	4,509,081

Net change in cash and cash equivalents	5,050,890	(9,034,976)

Cash and cash equivalents, at beginning of period	5,004,517	14,039,493

Cash and cash equivalents, at end of period	$10,055,407	$5,004,517

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,094	$9,774
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Cashless exercise of warrants	$–	$1,756
Prepaid expense financed with note payable	$449,874	$425,990

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (“we”, “our”, the “Company”) is a clinical pharmaceutical company organized as a Nevada corporation on July 27, 2017 to focus on the development of anti-cancer drug candidates.

On August 25, 2022, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-30. The reverse stock split became effective on November 28, 2022 on a 1-for-30 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

Note 2 – Correction of Previously Issued Financial Statements

In the course of preparing its fiscal year 2022 financial statements, the Company identified errors in the financial statements for the year ended December 31, 2021 and its unaudited financial statements for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022. The errors pertain to understatements in research and development expenses and accrued expenses amounting to $458,622 for the year ended December 31, 2021 and $367,439 for the three months ended March 31, 2022, the six months ended June 30, 2022 and the nine months ended September 30, 2022 resulting from additional trial sites costs which were not reported to the Company by our CRO.

The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC 250 (“ASC 250”), Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Financial Statements as of December 31, 2021, and the year then ended, which are presented herein, have been revised. The following are selected line items from the Company's balance sheets, statements of operations and statements of cash flows for the affected periods illustrating the effect of these corrections:

Balance Sheet	As of December 31, 2021
	As Reported	Adjustment	As Revised

Accounts payable	$1,522,823	$458,622	$1,981,445
Total current liabilities	2,135,566	458,622	2,594,188
Total liabilities	2,135,566	458,622	2,594,188

Accumulated deficit	(34,982,921)	(458,622)	(35,441,543)
Total stockholders' equity	6,621,819	(458,622)	6,163,197

Balance Sheet (Unaudited)	As of March 31, 2022
	As Reported	Adjustment	As Revised

Accounts payable	$489,716	$826,061	$1,315,777
Total current liabilities	1,069,300	826,061	1,895,361
Total liabilities	1,069,300	826,061	1,895,361

Accumulated deficit	(37,767,260)	(826,061)	(38,593,321)
Total stockholders' equity	14,802,567	(826,061)	13,976,506

Balance Sheet (Unaudited)	As of June 30, 2022
	As Reported	Adjustment	As Revised

Accounts payable	$490,886	$826,061	$1,316,947
Total current liabilities	923,856	826,061	1,749,917
Total liabilities	923,856	826,061	1,749,917

Accumulated deficit	(41,333,212)	(826,061)	(42,159,273)
Total stockholders' equity	11,523,456	(826,061)	10,697,395

Balance Sheet (Unaudited)	As of September 30, 2022
	As Reported	Adjustment	As Revised

Accounts payable	$1,005,043	$826,061	$1,831,104
Total current liabilities	1,244,303	826,061	2,070,364
Total liabilities	1,244,303	826,061	2,070,364

Accumulated deficit	(44,752,765)	(826,061)	(45,578,826)
Total stockholders' equity	8,393,624	(826,061)	7,567,563

Statement of Operations	For the year ended December 31, 2021
	As Reported	Adjustment	As Revised

Research and development	$9,346,453	$458,622	$9,805,075
Total operating expenses	14,027,293	458,622	14,485,915
Loss from operations	(14,027,293)	(458,622)	(14,485,915)
Net loss	(14,036,578)	(458,622)	(14,495,200)
Loss per share - basic and diluted	(15.98)	(0.52)	(16.50)

Statement of Operations (Unaudited)	For the three months ended March 31, 2022
	As Reported	Adjustment	As Revised

Research and development	$1,521,364	$367,439	$1,888,803
Total operating expenses	2,781,773	367,439	3,149,212
Loss from operations	(2,781,773)	(367,439)	(3,149,212)
Net loss	(2,784,339)	(367,439)	(3,151,778)
Loss per share - basic and diluted	(2.15)	(0.28)	(2.44)

Statement of Operations (Unaudited)	For the six months ended June 30, 2022
	As Reported	Adjustment	As Revised

Research and development	$3,742,703	$367,439	$4,110,142
Total operating expenses	6,346,114	367,439	6,713,553
Loss from operations	(6,346,114)	(367,439)	(6,713,553)
Net loss	(6,350,291)	(367,439)	(6,717,730)
Loss per share - basic and diluted	(4.83)	(0.28)	(5.11)

Statement of Operations (Unaudited)	For the nine months ended September 30, 2022
	As Reported	Adjustment	As Revised

Research and development	$5,950,616	$367,439	$6,318,055
Total operating expenses	9,765,129	367,439	10,132,568
Loss from operations	(9,765,129)	(367,439)	(10,132,568)
Net loss	(9,769,844)	(367,439)	(10,137,283)
Loss per share - basic and diluted	(7.40)	(0.27)	(7.67)

Statement of Cash Flows	For the year ended December 31, 2021
	As Reported	Adjustment	As Revised

Cash Flows from Operating Activities:
Net loss	$(14,036,578)	$(458,622)	$(14,495,200)
Accounts payable	576,493	458,622	1,035,115
Net cash used in operating activities	(13,538,309)	–	(13,538,309)

Statement of Cash Flows (Unaudited)	For the three months ended March 31, 2022
	As Reported	Adjustment	As Revised

Cash Flows from Operating Activities:
Net loss	$(2,784,339)	$(367,439)	$(3,151,778)
Accounts payable	(1,033,107)	367,439	(665,668)
Net cash used in operating activities	(3,077,199)	–	(3,077,199)

Statement of Cash Flows (Unaudited)	For the six months ended June 30, 2022
	As Reported	Adjustment	As Revised

Cash Flows from Operating Activities:
Net loss	$(6,350,291)	$(367,439)	$(6,717,730)
Accounts payable	(1,031,937)	367,439	(664,498)
Net cash used in operating activities	(6,439,733)	–	(6,439,733)

Statement of Cash Flows (Unaudited)	For the nine months ended September 30, 2022
	As Reported	Adjustment	As Revised

Cash Flows from Operating Activities:
Net loss	$(9,769,844)	$(367,439)	$(10,137,283)
Accounts payable	(517,780)	367,439	(150,341)
Net cash used in operating activities	(8,252,492)	–	(8,252,492)

Note 3 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at December 31, 2022 was $9,805,407. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2022, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 4,133,252 common shares, and options for 93,001 common shares. As of December 31, 2021, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 140,512 common shares, and options for 95,501 common shares.

Research and Development Costs - Research and development costs are expensed as incurred. The Company recognized the benefit of refundable research and development tax credits as a reduction of research and development expenses when there is reasonable assurance that the amount claimed will be recovered.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 4 – Note Payable

On November 14, 2022, the Company entered into a short-term note payable for an aggregate of $449,874, bearing interest at 5.88% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over a 11-month period with the final payment due on October 31, 2023. As of December 31, 2022, the Company’s note payable balance was $409,968.

On November 8, 2021, the Company entered into a short-term note payable for an aggregate of $425,990, bearing interest at 3.3% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over a 11-month period with the final payment due on September 30, 2022. During the year ended December 31, 2022, the Company repaid the full balance of the note. As of December 31, 2022 and 2021, the Company’s note payable balance was $0 and $387,794, respectively.

Note 5 – Equity

The Company has authorized 75,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors.

On August 25, 2022, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-30, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion prior to the one-year anniversary of the annual meeting.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for-thirty (1:30) reverse stock split of the Company’s common stock and the filing of the Amendment to effectuate the reverse split. The reverse stock split became effective on November 28, 2022 on a 1-for-30 basis without any change in the par value per share, which remained at $0.001.

Common Stock

2022

The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”), to act as placement agent related to the Securities Purchase Agreement described below. The Company agreed to pay Wainwright an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transaction. The Company also issued to Wainwright or its designees warrants to purchase up to 5.0% of the aggregate number of shares of Common Stock sold in the transactions (the “Placement Agent Warrants”), or 20,176 Placement Agent Warrants. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price, or $35.625 per share. The Company also paid Wainwright $50,000 for non-accountable expenses and $10,000 for legal fees and expenses.

On January 5, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors for the sale by the Company of (i) 316,316 shares (the “Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 87,193 shares of common stock and (iii) warrants to purchase up to an aggregate of 403,509 shares of common stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “Warrants”), in a private placement offering. The combined purchase price of one share of common stock (or one Pre-Funded Warrant) and the accompanying Common Warrant is $28.50.

Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of common stock at a price per share of $24.60 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the date of issuance. The gross proceeds from the Purchase Agreement were $11,497,385 resulting in net proceeds, after payment of commissions and expenses, received by the Company of $10,625,786.

On November 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor for the sale by the Company of (i) 147,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 1,742,764 shares of Common Stock and (iii) warrants to purchase up to an aggregate of 1,889,764 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “Warrants”), in a public offering. The combined purchase price of one share of Common Stock and accompanying Common Warrant is $3.175 and the combined purchase price of one Pre-Funded Warrant and accompanying Common Warrant is $3.174.

Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). Each Common Warrant is exercisable into one share of Common Stock at a price per share of $3.03 (as adjusted from time to time in accordance with the terms thereof) and will expire on the fifth anniversary of the date of issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). The gross proceeds to the Company from the offering were $5.998 million, resulting in net proceeds, after payment of commissions and expenses, received by the Company of $5,412,308.

On November 30, 2022, in connection with the offering, the Company also entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the investor in the offering. Under the Warrant Amendment Agreement, the Company agreed to amend certain existing warrants (the “Existing Warrants”) to purchase up to an aggregate of (i) 16,667 shares of common stock at an exercise price of $66.00 per share and an expiration date of December 28, 2025 and (ii) 210,527 shares of common stock at an exercise price of $24.60 per share and an expiration date of January 10, 2027, as follows: (i) to lower the exercise price of the Existing Warrants to $3.03 per share, and (ii) to extend the expiration date of the Existing Warrants to five years following the closing of the offering.

On November 30, 2022, the Company entered into a placement agency agreement with H.C. Wainwright & Co., LLC (“Wainwright”) and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline” and collectively with Wainright, the “Placement Agents”) (the “Placement Agreement”), pursuant to which the Company has agreed to pay the Placement Agents an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transaction. Pursuant to the Placement Agreement, the Company will also issue to the Placement Agents or their designees warrants to purchase up to 5.0% of the aggregate number of shares of Common Stock issued in the offering and issuable upon the exercise of the pre-funded warrants issued in the offering (the “Placement Agent Warrants”), or 94,488 Placement Agent Warrants. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price, or $3.7875 per share, subject to adjustments. The Company also agreed to reimburse certain expenses of Wainwright, including a non-accountable expense allowance of $50,000, legal fees and expenses in an amount up to $100,000 and clearing fees of $15,950. The Company also agreed to pay Wainwright a tail fee equal to the cash compensation in this offering, if any investor, who was contacted or introduced to the Company by Wainwright during the term of its engagement, provides the Company with capital in any public or private offering or other financing or capital raising transaction during the nine-month period following expiration or termination of our engagement of Wainwright. In addition, with certain exceptions, for a period of seven month following the closing of the offering, the Company has granted Wainwright the right to act as sole book-runner, sole manager, sole placement agent or sole agent with respect to any financing or refinancing of indebtedness; and if the Company decides to raise funds by means of a public offering (including at-the-market facility) or a private placement or any other capital-raising financing of equity, equity-linked or debt securities, the Company has granted Wainwright the right to act as sole book-running manager, sole underwriter or sole placement agent for such financing.

As consideration for entering into a purchase agreement with Lincoln Park Capital Fund, LLC in fiscal year 2020, the Company recorded as deferred offering costs of $440,902, on the balance sheet. As of December 31, 2021, unamortized deferred offering costs totaled $334,138. During the year ended December 31, 2022, the Company wrote off the remaining $334,138 deferred offering costs to the statement of operations.

55

2021

In January 2021, the Company entered into a twelve-month agreement with an investor relations firm that includes the issuance of 834 restricted shares of common stock. Upon signing the agreement, 209 shares vested immediately, and the remaining 625 shares will vest quarterly over the remainder of the agreement. The Company may terminate the agreement at any time during the twelve-month period with a fifteen-day notice. During the year ended December 31, 2021, the Company issued 834 common shares and recognized $50,500 of stock-based compensation related to the agreement and will issue the remaining shares over the service period.

During the year ended December 31, 2021, the Company issued 2,500 shares of common stock and recognized $140,250 of expense for investor relations services for a four month period ending September 2021.

On February 12, 2021, the Company entered into a Capital on Demand™ Sales Agreement (the “Agreement”) with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”). Pursuant to the terms of the Agreement, the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. During the year ended December 31, 2021, the Company sold 68,784 shares of common stock to the Agent for net proceeds of $4,653,821.

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 66,667 shares of common stock. No key employee may receive more than 16,667 shares of common stock (or options to purchase more than 16,667 shares of common stock) in a single year.

In 2020, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 100,000 shares of common stock. No key employee may receive more than 25,000 shares of common stock (or options to purchase more than 25,000 shares of common stock) in a single year.

During the year ended December 31, 2021, the Board of Directors approved grants of 24,633 options to officers, employees, board of directors and a consultant. The exercise price of the options ranges from $54.00 to $100.80 and the options expire ten-years following issuance. The total fair value of these option grants at issuance was $1,969,712. Of the 24,633 options issued, 4,267 options vest on the first anniversary date of issuance, 2,500 options have a vesting term of 25% vest upon issuance, 50% vest upon Board approving a business development acquisition and 25% vest over a three year period in equal installments on each of the succeeding three anniversary dates. The remaining options issued vest in four equal annual installments beginning on the first anniversary following issuance.

During the years ended December 31, 2022 and 2021, the Company recognized $1,149,364 and $1,533,092 of stock-based compensation, respectively, related to outstanding stock options. At December 31, 2022, the Company had $1,318,183 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the year ended December 31, 2022 and 2021:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2020	73,368	$60.00
Granted	24,633	89.70
Exercised	–	–
Forfeited	(2,500)	61.80
Expired	–	–
Outstanding, December 31, 2021	95,501	67.50
Granted	–	–
Exercised	–	–
Forfeited	(2,500)	70.50
Expired	–	–
Outstanding, December 31, 2022	93,001	$67.42

The aggregate fair value of the options measured during the year ended December 31, 2021 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Year Ended December 31, 2021
Fair value of common stock on measurement date	$54.00 to $100.80 per share
Risk free interest rate (1)	0.28% to 1.28%
Volatility (2)	128.17% to 130.72%
Dividend yield (3)	0%
Expected term (in years)	5.5 – 6.3

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

As of December 31, 2022, the outstanding stock options have a weighted average remaining term of 6.73 years and the aggregate intrinsic value of options vested and outstanding were $9,626. As of December 31, 2022, there were no awards remaining to be issued under the 2017 Plan and 35,580 awards remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2022 and 2021:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2020	228,740	$97.20
Granted	–	–
Exercised	(88,228)	24.60
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2021	140,512	142.83
Granted	4,237,900	2.88
Exercised	(204,957)	0.01
Forfeited	–	–
Expired	(40,203)	330.00
Outstanding, December 31, 2022	4,133,252	$4.35

During the year ended December 31, 2022, the Company received $2,734 in cash proceeds from the exercise of 204,957 warrants previously issued at an exercise price range of $0.01 to $0.03.

During the year ended December 31, 2021, the Company received $332,750 in cash proceeds from the exercise of 5,041 warrants previously issued at an exercise price of $66.00. In addition, the Company received notices to exercise 83,187 warrants on a cashless basis resulting in the issuance of 58,544 shares of common stock.

As of December 31, 2022 the outstanding and exercisable warrants have a weighted average remaining term of 4.84 years and with an intrinsic value of $3,898,375.

Restricted Stock Units

On April 28, 2022, the Compensation Committee approved cash bonuses totaling $213,000 to the officers of the Company. In addition, the officers and employees were awarded a total of 9,523 Restricted Stock Units that partially vest over 4 years. The Company valued the RSUs based on the stock price at grant which total $95,399.

During the year ended December 31, 2022, the Company recognized $17,887 of stock-based compensation, related to outstanding stock RSUs. At December 31, 2022, the Company had $77,512 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the year ended December 31, 2022:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2021	–	$–
Granted	9,523	10.02
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2022	9,523	$10.02

Performance Units

On April 28, 2022, the Compensation Committee approved, the officers and employees were awarded a total of 28,563 PUs. For awards granted in 2022, they vest as follows: (i) 9,521 of the PU grant will vest if within 24 months from issuance the average the closing price of the Company’s common stock over a ten trading day period exceeds $60.00 (subject to pro rata adjustment for stock splits or similar events), (ii) 9,521 of the PU grant will vest if within 36 months from issuance the average the closing price of the Company’s common stock over a ten trading day period exceeds $120.00 (subject to pro rata adjustment for stock splits or similar events) and (iii) 9,521 of the PU grant will vest if within 24 months from issuance the Company achieves “Positive Interim, Clinical Data” as defined by the Board of Directors. To the extent that the market and/or “Positive Interim Clinical Data” conditions are not met, the applicable portions of the PUs will not vest and will be cancelled. The fair value at grant date of these performance units was $169,663. Compensation expense is recognized over the derived service period for the PUs with market conditions and over the requisite service period for PUs with performance conditions on the date when achievement of such conditions are deemed probable.

The fair value of each performance unit with market conditions (vesting terms (i) and (ii)) is estimated at the date of grant using a Monte Carlo simulation with the following assumptions: underlying stock price $10.02, hurdle prices ranging from $60.00 -$120.00, expected terms ranging from 2-3 years, cost of equity 18.7% and risk-free rate of 2.8%.

During the year ended December 31, 2022, the Company recognized $21,928 for vesting term (i), $13,787 for vesting term (ii) and $0 for vesting term (iii), related to outstanding stock PUs. At December 31, 2022, the Company had $133,948 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the year ended December 31, 2022:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2021	–	$–
Granted	28,563	5.94
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2022	28,563	$5.94

Note 6 – Commitments and Contingencies

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members. The Scientific Advisory board consisted of Dr. Waldemar Priebe, our founder and related party, and Dr. Sigmond Hsu. Each scientific advisory board member shall receive annual cash compensation of $68,600. During the year ended December 31, 2022, the Company paid $76,087 related to the Scientific Advisory Board compensation. As of August 25, 2022, Dr. Waldemar Priebe is no longer a member of the Scientific Advisory Board. As of December 31, 2022, the Company has accrued $100,134 related to Mr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 6,667 shares of the Company’s common stock valued at $1.35 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the years ended December 31, 2022 and 2021, the Company recognized $275,000 and $450,000 related to this agreement, respectively. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the years ended December 31, 2022 and 2021, the Company expensed $41,075 and $441,075 respectively related to the purchase of pharmaceutical products from HPI.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”). Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. As of December 31, 2021, the Company has received reports of the WPD expenditures related to this agreement, has conducted due inquiry into validating those expenditures, and has determined that WPD has exercised commercially reasonable development efforts and has therefore fulfilled the terms of the agreement necessary to secure their rights under the sublicense in perpetuity subject to the ongoing obligations of the sublicense. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity controlled by Dr. Priebe, our founder.

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD, a related party. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii) a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones have been met as of December 31, 2021. In addition, as of December 31, 2021, the drug product with a cost of approximately $655,000 has been delivered to WPD and is being held at a third party depot. As such, the full amount of approximately $655,000 is due from WPD. As of December 31, 2021, CNS has invoiced the three amounts plus pass through cost for a total of $656,938. As of December 31, 2022, the Company has received payments for the first and second amounts due for a total of $393,182 and has entered into a settlement agreement whereby WPD agreed to return 168 vials (approximately 40% of the total) to us in settlement of the final amount owed. On October 24, 2022, the Company received confirmation from our third party depot service provider that the vials had been transferred into our inventory. As such, this matter is now fully resolved.

On November 21, 2022, CNS entered into an Investigational Medicinal Product Supply Agreement with Pomeranian Medical University (“PUM”) in Szczecin, Poland. CNS agreed to sell berubicin hydrochloride drug product (and related reference standards) to PUM at a discount to the historical cost of manufacturing so that PUM may conduct an investigator-initiated clinical trial of Berubicin in CNS lymphomas. PUM agreed to pay CNS the following payments: (i) PLN 5,870.27 upon delivery of 2 vials each of berubicin and berubicinol reference standards, (ii) PLN 873,201.00 upon delivery of a first batch of 150 berubicin drug product vials, and (iii) PLN 873,201.00 upon delivery of a second batch of 150 berubicin drug product vials. As of December 31, 2022, the reference standards had been delivered and were recognized in Accounts Receivable and as a reduction to research & development expense. As of March 29, 2023, the first batch of berubicin drug product vials have been ordered but not yet delivered.

On August 31, 2018, the Company entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), a related party, pursuant to which we granted ALI an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Waldemar Priebe, our founder, is also the founder and a shareholder of ALI, holds 38% of the membership interests of ALI.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the years ended December 31, 2022 and 2021, the Company paid $58,222 and $48,668, respectively.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. During the year ended December 31, 2020, the Company paid $334,000 and accrued $400,000 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company paid $800,000 to UTMDACC related to this agreement. The Company has no further payment obligations as of December 31, 2021. This agreement was extended and now expires on March 31, 2023. The principal investigator for this agreement is Dr. Waldemar Priebe, our founder.

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

On November 28, 2022, the Company’s Board of Directors effected a one-for-thirty (1:30) reverse stock split of the Company’s common stock pursuant to such authority granted by the Company’s stockholders at the Company’s annual meeting of stockholders completed on August 25, 2022. On December 13, 2022, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Bid Price Rule 5550(a)(2) as a result of the closing bid price of the Company’s common stock being at $1.00 per share or greater for the 10 consecutive business days from November 29, 2022 through December 12, 2022. Accordingly, the Company is in compliance with the Bid Price Rule and Nasdaq considers the matter closed.

Note 7 – Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Income tax benefit computed at the statutory rate	$3,206,000	$3,042,000
Tax effect of:
True-ups and non-deductible expenses	(194,000)	(100,000)
Change in valuation allowance	(3,012,000)	(2,942,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2022	2021
Deferred income tax assets
Net operating losses	$8,603,000	$5,860,000
Stock-based compensation	715,000	533,000
Deferred income tax liability
Prepaid expenses	(628,000)	(715,000)
Valuation allowance	(8,690,000)	(5,678,000)
Net deferred income tax assets	$–	$–

As of December 31, 2022, the Company has an operating loss carry forward of approximately $40,966,000, which expires commencing in 2037.

Note 8 – Subsequent Events

Subsequent to December 31, 2022, a total of 609,000 Pre-Funded Warrants (exercisable into one share of common stock at a price per share of $0.001) were exercised by investors in the financing completed on November 30, 2022.

On March 29, 2023, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $550,750 to the officers of the Company. In addition, the officers were awarded a total of 29,988 Options that partially vest over 4 years, partially vest upon the Company’s common stock price exceeding various closing prices ranging from $6.00 - $24.00 per share.

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

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2022 due to a lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

On March 29, 2023, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $550,750 to the officers of the Company. In addition, the officers were awarded a total of 29,988 Options that partially vest over 4 years, partially vest upon the Company’s common stock price exceeding various closing prices ranging from $6.00 - $24.00 per share.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	131,085	$48.56	35,582
Equity compensation plans not approved by security holders (2)	8,844	$90.02	–

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2017 and 2020 Stock Plans.

(2)	Consists of warrants issued to the underwriter in our IPO and follow-on offerings and to consultants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

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

3.       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 28, 2022)

3.3	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 2.2 to the Company’s Form 1-A file no. 024-10855)

4.1	Form of warrant issued to convertible debt holders (filed as exhibit 3.2 to the Company’s Form 1-A file no. 024-10855)

4.2	Form of Underwriter Warrant (filed as exhibit 4.4 to the Company’s Form S-1 file no. 333-231443)

4.3	Description of Securities of CNS Pharmaceuticals, Inc. (filed as exhibit 4.3 to the Company’s Form 10-K/A filed April 30, 2021)

4.4	Form of Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.5	Form of Pre-Funded Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.6	Form of Pre-Funded Warrant issued in November 2023 offering (filed as exhibit 4.7 to the Company’s Form S-1 file no. 333-267975)

4.7	Form of Common Warrant issued in November 2023 offering (filed as exhibit 4.8 to the Company’s Form S-1 file no. 333-267975)

4.8	Form of Placement Agent Warrant issued in November 2023 offering (filed as exhibit 4.9 to the Company’s Form S-1 file no. 333-267975)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5 **	Consulting Agreement between CNS Pharmaceuticals, Inc. and Fresh Notion Financial Services dated July 27, 2017 (filed as exhibit 6.5 to the Company’s Form 1-A file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form S-1 Amendment file no. 333-232443)

10.9 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form S-1 Amendment file no. 333-232443)

10.10 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form S-1 Amendment file no. 333-232443)

10.11 +	Patent and Technology License Agreement with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center, dated January 10, 2020 (filed as exhibit 10.11 to the Company’s Form 10-K filed March 12, 2020)

10.12 **	Non-Employee Director Compensation Plan (filed as exhibit 10.12 to the Company’s Form 10-K filed March 12, 2020)

10.13	Development Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals dated March 20, 2020 (filed as exhibit 10.1 to the Company’s Form 8-K filed March 26, 2020)

10.14 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 99.2 to the Company’s Form S-8, file no. 333-239998, filed on July 22, 2020

10.15**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.16	Purchase Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.1 to the Company’s Form 8-K filed September 21, 2020)

10.17	Registration Rights Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (filed as exhibit 10.2 to the Company’s Form 8-K filed September 21, 2020)

10.18	Form of Registration Rights Agreement to investors in January 2022 offering (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

10.19	Non-Employee Director Compensation Policy effective July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 12, 2022)

10.20	Form of Placement Agent Agreement in November 2023 offering (filed as exhibit 10.21 to the Company’s Form S-1 file no. 333-267975)

23.1 *	Consent of MaloneBailey LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: March 31, 2023	By:	/s/ John Climaco
John Climaco
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 31, 2023	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 31, 2023	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2023	/s/ Faith Charles
Faith Charles
Director

Date: March 31, 2023	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: March 31, 2023	/s/ Carl Evans
Carl Evans
Director

Date: March 31, 2023	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: March 31, 2023	/s/ Andrzej Andraczke
Andrzej Andraczke
Director

