Form 10-K/A
period 2022-12-31
CNS Pharmaceuticals, Inc.
filed 2023-05-01
CIK 1729427

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒

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

The number of shares of the registrant’s common stock outstanding as of April 29, 2023 was 4,143,339.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 15 of CNS Pharmaceuticals, Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “2022 10-K”), to include information previously omitted from the 2022 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before April 30, 2023 (i.e., within 120 days after the end of our 2022 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 15 of our 2022 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 31, 2023 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2022 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of April 29, 2023. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
John M. Climaco	54	Chief Executive Officer
Christopher S. Downs	45	Chief Financial Officer
Sandra L. Silberman	68	Chief Medical Officer
Donald Picker	77	Chief Science Officer
Faith L. Charles	61	Director and Chair of the Board of Directors
Jerzy (George) Gumulka	74	Director
Jeffry R. Keyes	50	Director
Andrzej Andraczke	80	Director
Carl Evans	76	Director

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

Christopher S. Downs, CPA – Chief Financial Officer. Mr. Downs has served as our chief financial officer since the closing of our IPO in November 2019. From March 2018 until September 2019, Mr. Downs served as vice president of finance and treasurer of Innovative Aftermarket Systems, L.P., a privately held provider of finance and insurance solutions. Mr. Downs served as director of finance (from June 2011 to September 2013), vice president and treasurer (October 2013 to August 2016), executive vice president and interim chief financial officer (August 2016 to May 2017), and executive vice president, interim chief financial officer and member of the office of the president (May 2017 to March 2018) for InfuSystem Holdings, Inc., a supplier of infusion services to oncologists in the United States. Mr. Downs spent 10 years in investment banking with various firms including Citigroup. Mr. Downs has also served as a director of EBET, Inc., a technology company developing and operating platforms focused on esports and competitive gaming, from March 2021. Mr. Downs is a graduate of the United States Military Academy at West Point where he earned his Bachelor of Science. Mr. Downs earned his MBA at Columbia Business School and his Master of Science in Accounting at the University of Houston-Clear Lake. Mr. Downs is a Certified Public Accountant in Utah and Texas.

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

Faith L. Charles, JD – Director and Chair of the Board of Directors. Ms. Charles joined our board of directors on December 30, 2022 and currently serves as chair of the board of directors. Ms. Charles has been a corporate transactions and securities partner at the law firm of Thompson Hine, LLP, since 2010. She leads Thompson Hine’s Life Sciences practice and co-heads the securities practice, advising public and emerging biotech and pharmaceutical companies in the U.S. and internationally. Ms. Charles negotiates complex private and public financing transactions, mergers and acquisitions, licensing transactions and strategic collaborations. She serves as outside counsel to a myriad of life sciences companies and is known in the industry as an astute business advisor, providing valuable insights into capital markets, corporate governance and strategic development. From 2018 until October 2021, Ms. Charles served on the board of directors and as a member of the audit committee and chair of the compensation committee of Entera Bio, a publicly traded biotechnology company. She also serves on the Board of Directors of several private life science companies. Ms. Charles founded the Women in Bio Metro New York chapter and chaired the chapter for five years. She currently serves on the national board of Women in Bio. Ms. Charles is also a member of the board of Red Door Community (formerly Gilda’s Club New York City.) She has been recognized as a Life Sciences Star by Euromoney’s LMG Life Sciences, has been named a BTI Client Service All-Star, and was named by Crain’s New York Business to the list of 2020 Notable Women in the Law. Ms. Charles holds a JD degree from The George Washington University Law School and a B.A. in Psychology from Barnard College, Columbia University. Ms. Charles is a graduate of Women in Bio’s Boardroom Ready Program, an Executive Education Program taught by The George Washington University School of Business. Ms. Charles’ qualifications to serve on our Board include her leadership skills and her vast legal experience representing companies in the biotech and pharmaceutical field.

Jerzy (George) Gumulka, PhD – Director. Dr. Gumulka joined our board of directors on November 8, 2017. Dr. Gumulka has been retired since 2016. From 2001 until his retirement, he served as a Global Technology Manager ASC, a Technology Manager, Special Projects/New Technology Platforms, Kraton Polymers US LLC, and a Technical Director of Kraton Polymers do Brasil. Prior to his employment at Shell Chemical Company and Kraton Polymers US LLC, Dr. Gumulka worked at BioSpectrum, Inc. (aka IML) and was involved in the development and application of Human Immune Interferon (INF-γ) and Interleukin-2 in the HIV-focused clinical studies and animal models. Dr. Gumulka is the recipient of the 2011 Presidential Green Chemistry Challenge Award. Dr. Gumulka served on the Board of Directors of Moleculin LLC from 2010 through 2016. Dr. Gumulka received a Ph.D. from the University of Warsaw, Warsaw, Poland. We believe Dr. Gumulka’s technical knowledge and experience in the field of biochemistry coupled with his vast experience in corporate leadership provide him with the qualifications to serve as a director.

Jeffry R. Keyes – Director. Mr. Keyes joined our board on June 25, 2018. Mr. Keyes is currently the Chief Financial Officer of Spinal Elements, Inc., a private equity backed medical device company, a role that he has held since April 2022. From April 2018 to August 2022, Mr. Keyes was the Chief Financial Officer of Custopharm, Inc., a private equity backed developer of generic sterile injectable pharmaceuticals. From September 2012 to April 2018, Mr. Keyes was the Chief Financial Officer and Corporate Secretary of Digirad Corporation, a publicly traded healthcare services and medical device company. From August 2011 until September 2012, Mr. Keyes was Corporate Controller of Sapphire Energy, Inc., a venture capital backed start-up renewable energy company. From April 2011 to August 2011, Mr. Keyes was the Corporate Controller of Advanced BioHealing, Inc., a venture backed provider of regenerative medicine solutions, until its sale to Shire, PLC in August 2011. Prior to April 2011 Mr. Keyes held a variety of leadership roles in healthcare and medical device companies in finance, accounting, and M&A support, and he started his career in public accounting. Mr. Keyes earned a B.A. degree in accounting from Western Washington University and is a certified public accountant licensed by the Washington State Board of Accountancy. Mr. Keyes is considered a financial expert under relevant rules of the SEC, the NYSE and NASDAQ. We believe Mr. Keyes’ financial knowledge and experience, which qualify him as an Audit Committee Financial Expert, coupled with his vast experience in corporate leadership provides him with the qualifications to serve as a director.

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

Code of Ethics

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Form 10-K/A anyone who filed a required report late during the most recent fiscal year. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during fiscal 2022, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements. During the current fiscal year, Dr. Gumulka filed a Form 4 reporting one transaction three business days after the due date.

Item 11.	Executive Compensation

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2022 and 2021, which consist of our principal executive officer and our two other most highly compensated executive officers, are: (i) John Climaco, our chairman and chief executive officer; (ii) Chris Downs, our chief financial officer; and (ii) Sandra Silberman, our chief medical officer.

Summary Compensation Table – 2022

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(1)	Option awards ($) (1)	Nonequity incentive plan compensation ($)	Total ($)
John Climaco, Chief Executive Officer	2022	525,000	-	-	14,178	288,750	827,928
	2021	525,000	-	197,940	-	123,000	845,940

Christopher Downs, Chief Financial Officer	2022	340,000	-	-	5,224	136,000	481,224
	2021	340,000	-	82,475	-	58,000	480,475

Sandra Silberman, Chief Medical Officer	2022	200,000	-	-	1,306	80,000	281,306
	2021	200,000	10,000	41,238	-	18,000	269,238

(1)          Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 5 to our financial statements as of and for the period ended December 31, 2022 included in our Form 10-K. Stock awards for the 2021 calendar year consist of restricted stock unit awards that were granted in April 2022. Option awards for the 2022 calendar year were granted in March 2023.

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

Annual Base Salary

For 2022, the base salaries for Mr. Climaco, Mr. Downs, and Dr. Silberman did not change from the prior year and were $525,000, $340,000, and $200,000, respectively.

Annual Bonus and Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives for each fiscal year. For the 2022 compensation year, the target bonus for Mr. Climaco, Mr. Downs and Dr. Silberman were 55%, 40%, and 40%, respectively, of their base salary.

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

For 2022, bonuses were awarded based on our achievement of specified corporate goals, including the clinical trial progress of Berubicin, our ability to maintain sufficient funding, and certain Chemistry, Manufacturing and Controls (“CMC”) development goals. Based on the level of achievement, our Compensation Committee awarded Mr. Climaco, Mr. Downs and Dr. Silberman 100% of their potential bonuses for 2022. These actual bonus amounts are reflected in the “Non-Equity Incentive Plans” column of the Summary Compensation Table above.

For 2023, bonuses will be awarded based on our achievement of specified corporate goals.

Long-Term Incentives

Each year our Compensation Committee provides for equity grants to each of our named executive officers to provide for long-term performance incentive. Awarded in 2023 for services provided in 2022, Mr. Climaco, Mr. Downs and Dr. Silberman received stock option grants of 16,476 options, 6,067 options and 3,337 options, respectively. Each stock option is convertible into one share of our common stock, and vests as follows: (i) 25% of the grant will vest in four equal annual installments over 2 years; (ii) 25% of the grant will vest if within 24 months from issuance the average the closing price of our common stock over a ten trading day period exceeds $6.00 (subject to pro rata adjustment for stock splits or similar events); and (iii) 25% of the grant will vest if within 36 months from issuance the average the closing price of our common stock over a ten trading day period exceeds $24.00 (subject to pro rata adjustment for stock splits or similar events).

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

Other Executive Arrangements

On June 28, 2019, our we entered into employment letters with Drs. Silberman and Picker. Dr. Silberman agreed to commit 50% of her time to our matters and Dr. Picker agreed to commit 25% of his time to our matters.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers on December 31, 2022.

Outstanding Equity Awards At Fiscal Year-End —2022

Option Awards						Stock Awards (2)
Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (3)
John Climaco	4/28/2022					20,000	48,000
	2/5/2021	2,584	7,750	100.80	2/5/2031
	6/28/2019	10,988	3,662	60.00	6/28/2029
Christopher Downs	4/28/2022					8,334	20,002
	2/5/2021	1,092	3,275	100.80	2/5/2031
	11/13/2019	7,500	2,500	120.00	11/13/2029
Sandra Silberman	4/28/2022					4,167	10,001
	2/5/2021	350	1,050	100.80	2/5/2031
	6/28/2019	3,125	1,042	60.00	6/28/2029
	12/22/2017	2,500	-	1.35	12/22/2027

(1)          The shares underlying the options vest in equal annual installments over a four-year period (i.e., one-quarter of each grant vests on the first, second, third and fourth anniversary of the grant date).

(2)           Consists of restricted stock unit awards that vest as follows:

•	25% of the RSU grant will vest in four (4) equal annual installments over 4 years, provided officer is serving in such position on each vesting date;

•	25% of the RSU grant will vest if within 24 months from grant the average the closing price of the Company’s common stock over a ten trading day period exceeds $60.00 (subject to pro rata adjustment for stock splits or similar events);

•	25% of the RSU grant will vest if within 36 months from grant the average the closing price of the Company’s common stock over a ten trading day period exceeds $120.00 (subject to pro rata adjustment for stock splits or similar events);

•	25% of the RSU grant will vest if within 24 months from issuance the Company achieves “Positive Interim, Clinical Data” as defined by the Board of Directors.

(3)           Based on the closing price of our common stock on December 31, 2022 of $2.40.

Director Compensation

The following table sets forth the total compensation earned by our non-employee directors in 2022 (Mr. Climaco did not earn additional compensation during 2022 for his services on the Board, and his compensation is fully reflected in the “—Summary Compensation Table” above):

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)
Faith L. Charles	380	7,091	7,471
Jerzy (George) Gumulka	51,200	-	51,200
Jeffry R. Keyes	71,500	-	71,500
Andrzej Andraczke	49,500	-	49,500
Carl Evans	51,000	-	51,000

(1) Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. For a summary of the assumptions made in the valuation of the awards, please see Note 4 to our financial statements as of and for the period ended December 31, 2022 included in our Form 10-K. As of December 31, 2022, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Dr. Gumulka – 5,953 shares; Mr. Keyes – 5,953 shares; Mr. Andraczke – 5,953 shares; Mr. Evans – 5,953 shares; Ms. Charles – 3,500 shares. None of our non-employee directors held stock awards other than options as of December 31, 2022.

In July 2021, our compensation committee recommended to our Board and our Board approved the following policy for compensating non-employee members of the Board. Each independent director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $12,000, $7,700 and $5,500, respectively; the other members of such committees shall receive an annual compensation of $5,500, $4,000 and $3,500, respectively; and the lead independent director shall receive annual compensation of $12,000. On December 30, 2022, concurrent with the appointment of Ms. Charles to the Board as a director and election as Chair of the Board, our compensation committee recommended to our Board and our Board approved the following policy for compensating a non-executive Chair of the Board of Directors: an additional $30,000 annual cash compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 29, 2023, regarding beneficial ownership of our common stock by:

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

Name and address of beneficial owner	Shares beneficially owned	Percentage of Class (1)

John Climaco	66,078 (2) (3)	1.6%
Christopher S. Downs	19,456 (2) (4)	*
Sandra Silberman	7,628 (2) (5)	*
Faith Charles	583 (2) (6)	*
Jerzy (George) Gumulka	15,626 (7)	*
Jeffry R. Keyes	6,323 (7)	*
Andrzej Andraczke	5,953 (7)	*
Carl Evans	6,078 (7)	*
Directors and Officers as a group	134,934	3.26%

5% Stockholders
Armistice Capital, LLC (8)	165,456	4.0%

* Less than 1%.

(1) Based on 4,143,339 shares of common stock outstanding as of April 30, 2023.

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

(3) Includes options to purchase 19,818 shares of common stock which are exercisable within 60 days of April 30, 2023 and 1,250 restricted stock units which have vested by April 30, 2023.

(4) Includes options to purchase 9,684 shares of common stock which are exercisable within 60 days of April 30, 2023 and 521 restricted stock units which have vested by April 30, 2023.

(5) Includes options to purchase 7,367 shares of common stock which are exercisable within 60 days of April 30, 2023 and 261 restricted stock units which have vested by April 30, 2023.

(6) Includes options to purchase 583 shares of common stock which are exercisable within 60 days of April 30, 2023.

(7) Includes options to purchase 5,953 shares of common stock which are exercisable within 60 days of April 30, 2023.

(8) Based solely on a Schedule 13G filed with the SEC on February 14, 2023 on behalf of Armistice Capital, LLC and Steven Boyd. Armistice Capital, LLC ("Armistice Capital") is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the shares in the table, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over our securities held by the Master Fund and thus may be deemed to beneficially own the securities held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of the principal business office of Armistice Capital and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York 10022.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from Houston Pharmaceuticals, Inc. (“HPI”) in an agreement we refer to as the HPI License. Dr. Waldemar Priebe, our founder, controls HPI. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning after our IPO; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of an NDA for Berubicin; and (v) 200,000 shares of our common stock. Unrelated to this agreement we purchased $441,075 of pharmaceutical products from HPI for use in our clinical trials during 2021.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”). Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. As of December 31, 2021, the Company has received reports of the WPD expenditures related to this agreement, has conducted due inquiry into validating those expenditures, and has determined that WPD has exercised commercially reasonable development efforts and has therefore fulfilled the terms of the agreement necessary to secure their rights under the sublicense in perpetuity subject to the ongoing obligations of the sublicense. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation that is majority-owned by an entity controlled by our founder Dr. Priebe.

On February 19, 2021, CNS entered into an Investigational Medicinal Product Supply Agreement with WPD. CNS agreed to sell the Berubicin drug product to WPD at historical cost of manufacturing without markup so that WPD may conduct the clinical trials contemplated by the sublicense agreement. WPD agreed to pay CNS the following payments: (i) an upfront payment of $131,073 upon execution of the agreement, (ii) a payment of $262,145 upon final batch release and certification performed by WPD's subcontractor, and (iii) a final payment of $262,145 upon Clinical Trial Application acceptance by the relevant regulatory authority. All three milestones have been met as of December 31, 2021. In addition, as of December 31, 2021, the drug product with a cost of approximately $655,000 has been delivered to WPD and is being held at a third party depot. As such, the full amount of approximately $655,000 was due from WPD. As of December 31, 2021, CNS had invoiced the three amounts plus pass through cost for a total of $656,938. As of December 31, 2022, the Company had received payments for the first and second amounts due for a total of $393,182 and entered into a settlement agreement whereby WPD agreed to return 168 vials (approximately 40% of the total) to us in settlement of the final amount owed. On October 24, 2022, the Company received confirmation from our third party depot service provider that the vials had been transferred into our inventory. As such, this matter is now fully resolved.

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

On March 20, 2020, the Company entered into a development agreement with WPD. Pursuant to the Agreement, WPD agreed to use its commercially reasonable efforts in good faith to develop and commercialize certain products that WPD had previously sublicensed, solely in the field of pharmaceutical drug products for the treatment of any viral infection in humans, with a goal of eventual approval of in certain territories consisting of: Germany, Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland. Pursuant to the Agreement, the Company agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD (paid in April 2020); and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), the Company will make a payment of $775,000 to WPD. WPD agreed to pay the Company a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to the Company of development fees of $1.0 million. The term of the Agreement will expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products.

Our scientific advisory board included Dr. Priebe until August 25, 2022, after which time he is no longer a member of the scientific advisory board. On July 15, 2021, our compensation committee recommended to our board and our board approved cash compensation to each scientific advisory board member of $68,600 annually.

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

Aggregate fees for professional services rendered by MaloneBailey, LLP for their services for the fiscal years ended December 31, 2022 and 2021, respectively, were as follows:

	2022	2021
Audit Fees	$129,000	$78,000
Audit-related fees	39,000	32,000
Tax fees	0	0
All other fees	0	0
TOTAL	$168,000	$110,000

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

3.       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (incorporated by reference to exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 28, 2022)

3.3	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (incorporated by reference to exhibit 2.2 to the Company’s Form 1-A file no. 024-10855)

4.1	Form of warrant issued to convertible debt holders (incorporated by reference to exhibit 3.2 to the Company’s Form 1-A file no. 024-10855)

4.2	Form of Underwriter Warrant (incorporated by reference to exhibit 4.4 to the Company’s Form 1-A Amendment file no. 024-10855)

4.3	Description of Securities of CNS Pharmaceuticals, Inc. (incorporated by reference to exhibit 4.3 to the Company’s Form 10-K/A filed April 30, 2021)

4.4	Form of Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.5	Form of Pre-Funded Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.6	Form of Pre-Funded Warrant issued in November 2023 offering (incorporated by reference to Exhibit 4.7 to the Company’s Form S-1 file no. 333-267975)

4.7	Form of Common Warrant issued in November 2023 offering (incorporated by reference to exhibit 4.8 to the Company’s Form S-1 file no. 333-267975)

4.8	Form of Placement Agent Warrant issued in November 2023 offering (incorporated by reference to exhibit 4.9 to the Company’s Form S-1 file no. 333-267975)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (incorporated by reference to exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (incorporated by reference to exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (incorporated by reference to exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (incorporated by reference to exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)
10.5 **	Consulting Agreement between CNS Pharmaceuticals, Inc. and Fresh Notion Financial Services dated July 27, 2017 (incorporated by reference to exhibit 6.5 to the Company’s Form 1-A file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (incorporated by reference to exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (incorporated by reference to exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (incorporated by reference to exhibit 10.8 to the Company’s Form S-1 Amendment file no. 333-232443)

10.9 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (incorporated by reference to exhibit 10.9 to the Company’s Form S-1 Amendment file no. 333-232443)

10.10 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (incorporated by reference to exhibit 10.10 to the Company’s Form S-1 file no. 333-232443)

10.11 +	Patent and Technology License Agreement with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center, dated January 10, 2020 (incorporated by reference to exhibit 10.11 to the Company’s Form 10-K filed March 12, 2020)

10.12 **	Non-Employee Director Compensation Plan (incorporated by reference to exhibit 10.12 to the Company’s Form 10-K filed March 12, 2020)

10.13	Development Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals dated March 20, 2020 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed March 26, 2020)

10.14 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (incorporated by reference to exhibit 99.2 to the Company’s Form S-8, file no. 333-239998, filed on July 22, 2020

10.15**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.16	Purchase Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 21, 2020)

10.17	Registration Rights Agreement, dated as of September 15, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed September 21, 2020)

10.18	Form of Registration Rights Agreement to investors in January 2022 offering (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

10.19	Form of Registration Rights Agreement to investors in January 2022 offering (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

10.20	Non-Employee Director Compensation Policy effective July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 12, 2022)

10.21	Form of Placement Agent Agreement in November 2022 offering (incorporated by reference to exhibit 10.21 to the Company’s Form S-1 file no. 333-267975)

23.1	Consent of MaloneBailey LLP (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K filed with the Commission on March 31, 2023)

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

Date: May 1, 2023	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: May 1, 2023	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 1, 2023	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 1, 2023	/s/ Faith L. Charles
Faith L. Charles
Director and Chair of the Board of Directors

Date: May 1, 2023	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: May 1, 2023	/s/ Carl Evans
Carl Evans
Director

Date: May 1, 2023	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: May 1, 2023	/s/ Andrzej Andraczke
Andrzej Andraczke
Director

