Form 10-Q
period 2023-03-31
CNS Pharmaceuticals, Inc.
filed 2023-05-15
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 15, 2023, was 4,143,339.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$5,110,531	$10,055,407
Prepaid expenses and other current assets	1,861,691	2,509,238
Total current assets	6,972,222	12,564,645

Noncurrent Assets:
Prepaid expenses, net of current portion	438,131	482,806
Property and equipment, net	4,385	5,664
Total noncurrent assets	442,516	488,470

Total Assets	$7,414,738	$13,053,115

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,780,604	$3,681,900
Accrued expenses	853,228	828,391
Notes payable	289,075	409,968
Total current liabilities	3,922,907	4,920,259

Total Liabilities	3,922,907	4,920,259

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 2,226,325 and 1,617,325 shares issued and outstanding, respectively	2,226	1,617
Additional paid-in capital	59,137,229	58,846,916
Accumulated deficit	(55,647,624)	(50,715,677)
Total Stockholders' Equity	3,491,831	8,132,856

Total Liabilities and Stockholders' Equity	$7,414,738	$13,053,115

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022

Operating expenses:
General and administrative	$1,358,752	$1,260,409
Research and development	3,567,759	1,888,803

Total operating expenses	4,926,511	3,149,212

Loss from operations	(4,926,511)	(3,149,212)

Other expenses:
Interest expense	(5,436)	(2,566)

Total other expenses	(5,436)	(2,566)

Net loss	$(4,931,947)	$(3,151,778)

Loss per share - basic	$(2.59)	$(2.44)
Loss per share - diluted	$(2.59)	$(2.44)

Weighted average shares outstanding - basic	1,906,494	1,293,612
Weighted average shares outstanding - diluted	1,906,494	1,293,612

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2022	1,617,325	$1,617	$58,846,916	$(50,715,677)	$8,132,856

Exercise of warrants	609,000	609	–	–	609

Stock-based compensation	–	–	290,313	–	290,313

Net loss	–	–	–	(4,931,947)	(4,931,947)

Balance March 31, 2023	2,226,325	$2,226	$59,137,229	$(55,647,624)	$3,491,831

Balance December 31, 2021	949,052	$949	$41,603,791	$(35,441,543)	$6,163,197

Common stock issued for cash, net	316,316	316	10,625,470	–	10,625,786

Exercise of warrants	87,193	87	2,529	–	2,616

Stock-based compensation	–	–	336,685	–	336,685

Net loss	–	–	–	(3,151,778)	(3,151,778)

Balance March 31, 2022	1,352,561	$1,352	$52,568,475	$(38,593,321)	$13,976,506

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities:
Net loss	$(4,931,947)	$(3,151,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	290,313	336,685
Depreciation	1,279	3,375
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	692,222	318,124
Accounts payable	(901,296)	(665,668)
Accrued expenses	24,837	82,063
Net cash used in operating activities	(4,824,592)	(3,077,199)

Cash Flows from Financing Activities:
Payments on notes payable	(120,893)	(115,222)
Proceeds from exercise of warrants	609	2,616
Proceeds from sale of common stock	–	10,625,786
Net cash provided by (used in) financing activities	(120,284)	10,513,180

Net change in cash and cash equivalents	(4,944,876)	7,435,981

Cash and cash equivalents, at beginning of period	10,055,407	5,004,517

Cash and cash equivalents, at end of period	$5,110,531	$12,440,498

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,436	$2,883
Cash paid for income taxes	$–	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2022 included in our Form 10-K filed with the SEC on March 31, 2023 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of March 31, 2023 was $4,860,531. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 3,524,252 common shares, and options for 126,489 common shares. As of March 31, 2022, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 564,205 common shares, and options for 95,501 common shares.

Recent Accounting Pronouncements - In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s financial statements.

Note 3 – Note Payable

On November 14, 2022, the Company entered into a short-term note payable for an aggregate of $449,874, bearing interest at 5.88% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 31, 2023. As of March 31, 2023 and December 31, 2022, the Company’s note payable balance was $289,075 and $409,968, respectively.

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

On December 30, 2022, the Board of Directors of the Company appointed Faith Charles as an independent member of the Company’s Board of Directors and as Chairperson of the Board of Directors. Ms. Charles will receive an annual retainer for her service as Chairperson of $30,000 and, on the date of her appointment, was granted a ten-year option to purchase 3,500 shares of Company common stock at an exercise price of $2.40 vesting in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $7,091.

On March 29, 2023, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $550,750 to the officers of the Company. In addition, the officers and an employee were awarded a total of 29,988 options at an exercise price of $0.996. Of the options issued, 50% vest over 2 years and 50% vest upon the Company’s common stock price exceeding various closing prices ranging from $6.00 - $24.00 per share. The total fair value of these option grants at issuance was $25,820.

During the three months ended March 31, 2023 and 2022, the Company recognized $272,446 and $336,685 of stock-based compensation, respectively, related to outstanding stock options. At March 31, 2023, the Company had $1,169,948 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	93,001	$67.42
Granted	33,488	1.14
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2023	126,489	$49.87
Exercisable, March 31, 2023	74,444	$62.06

As of March 31, 2023, the outstanding stock options have a weighted average remaining term of 7.41 years and no aggregate intrinsic value of options vested and outstanding. As of March 31, 2023, there were no awards remaining to be issued under the 2017 Plan and 2,092 awards remaining to be issued under the 2020 Plan.

Stock Warrants

During the three months ended March 31, 2023, the Company received $609 in cash proceeds from the exercise of 609,000 warrants previously issued at an exercise price of $0.001.

The following table summarizes the stock warrant activity for the three months ended March 31, 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	4,133,252	$4.35
Granted	–	–
Exercised	(609,000)	0.001
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2023	3,524,252	$5.10
Exercisable, March 31, 2023	3,524,252	$5.10

As of March 31, 2023, the outstanding and exercisable warrants have a weighted average remaining term of 4.58 years and have aggregate intrinsic value of $1,014,984.

Restricted Stock Units

During the three months ended March 31, 2023, the Company recognized $5,962 of stock-based compensation, related to outstanding stock RSUs. At March 31, 2023, the Company had $71,550 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the three months ended March 31, 2023:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2022	9,523	$10.02
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, March 31, 2023	9,523	$10.02

Performance Units

During the three months ended March 31, 2023, the Company recognized $11,905 related to outstanding stock PUs. At March 31, 2023, the Company had $122,043 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the three months ended March 31, 2023:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2022	28,563	$5.94
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, March 31, 2023	28,563	$5.94

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for members of the Scientific Advisory Board. The Scientific Advisory board consists of Dr. Sigmond Hsu. The scientific advisory board member shall receive annual cash compensation of $68,600. During the three months ended March 31, 2023 and 2022, the Company paid $0 and $48,684 related to the Scientific Advisory Board compensation. As of March 31, 2023, the Company has accrued $117,284 related to Mr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 6,667 shares of the Company’s common stock valued at $1.35 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the three months ended March 31, 2023 and 2022, the Company recognized $12,500 and $87,500,respectively, related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the three months ended March 31, 2023 and 2022, the Company expensed $0 and $41,075 respectively related to the purchase of pharmaceutical products from HPI.

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

On November 21, 2022, CNS entered into an Investigational Medicinal Product Supply Agreement with Pomeranian Medical University (“PUM”) in Szczecin, Poland. CNS agreed to sell berubicin hydrochloride drug product (and related reference standards) to PUM at a discount to the historical cost of manufacturing so that PUM may conduct an investigator-initiated clinical trial of Berubicin in CNS lymphomas. PUM agreed to pay CNS the following payments: (i) PLN 5,870 upon delivery of 2 vials each of berubicin and berubicinol reference standards, (ii) PLN 873,201 upon delivery of a first batch of 150 berubicin drug product vials, and (iii) PLN 873,201 upon delivery of a second batch of 150 berubicin drug product vials. As of December 31, 2022, the reference standards had been delivered and were recognized in Accounts Receivable and as a reduction to research and development expense. As of March 31, 2023, the first batch of berubicin drug product vials have been ordered and delivered in April 2023.

On August 31, 2018, the Company entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), pursuant to which we granted ALI an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Waldemar Priebe, our founder, is also the founder and a shareholder of ALI, holds 38% of the membership interests of ALI.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the three months ended March 31, 2023 and 2022, the Company paid $11,744 and $44,424, respectively.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. During the year ended December 31, 2020, the Company paid $334,000 and accrued $400,000 related to this agreement in research and development expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2021, the Company paid $800,000 to UTMDACC related to this agreement. The Company has no further payment obligations as of December 31, 2021. This agreement was extended and expired on March 31, 2023. The principal investigator for this agreement is Dr. Waldemar Priebe, our founder.

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

Note 6 – Subsequent Events

Subsequent to March 31, 2023, a total of 1,016,000 Pre-Funded Warrants (exercisable into one share of common stock at a price per share of $0.001) were exercised by investors in the financing completed on November 30, 2022. In addition, a total of 238,958 Investor Warrants (exercisable into one share of common stock at a price per share of $3.03) were exercised by investors for net proceeds of $724,043 .

Pursuant to the terms of the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”), the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. On April 20, 2023, the Company sold 659,677 shares of common stock to the Agent for net proceeds of $1,969,107.

On May 3, 2023, Bettina Cockroft, M.D., M.B.A joined our Board of Directors as an independent director. Dr. Cockroft has not been appointed to any Board committees at this time. Dr. Cockroft will participate in the Company’s standard compensation program for non-employee directors, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2022. In addition, Dr. Cockroft was granted a ten-year option to purchase 8,300 shares of Company common stock at an exercise price of $1.67 vesting in 36 equal monthly installments succeeding the grant date subject to continued service on the Company's Board of Directors on each vesting date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2022, available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2022 and in other filings made by us from time to time with the SEC.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, our founder. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a New Drug Application (“NDA”) for Berubicin; and (v) 6,667 shares of our common stock. The patents we licensed from HPI expired in March 2020.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

General and Administrative Expense

General and administrative expense was approximately $1,359,000 for the three months ended March 31, 2023 compared to approximately $1,260,000 for the comparable period in 2022. The increase in general and administrative expense was mainly attributable to increases of approximately $75,000 for legal and professional expenses, $37,000 in advertising and marketing, $18,000 in board compensation, $19,000 in travel expenses and $15,000 in other expenses, which were offset by a decrease of approximately $47,000 in stock compensation and $18,000 in insurance expenses. Our general and administrative expenses are expected to remain approximately at these levels for the remainder of this year.

Research and Development Expense

Research and development expense was approximately $3,568,000 for the three months ended March 31, 2023 compared to approximately $1,889,000 for the comparable period in 2022. The increase in research and development expenses during the period were mainly attributed to the timing of research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with the current quarter throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our Phase II clinical trial.

Net Loss

The net loss for the three months ended March 31, 2023 was approximately $4,932,000 compared to approximately $3,152,000 for the comparable period in 2022. The change in net loss is attributable to an increase in CRO expenses related to continued progress with our Phase II clinical trial, a credit to research and development expense in the prior year period for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, as well as increases in legal and professional fees and other expenses.

Liquidity and Capital Resources

On March 31, 2023, we had cash of approximately $5,111,000 and we had working capital of approximately $3,049,000. We fund our operations from proceeds from equity sales.

We believe that our cash on hand is sufficient to fund our planned operations into, but not beyond, the third quarter of 2023.

Our plan of operations is primarily focused on completing a clinical trial for Berubicin. We estimate that we will require additional financing of approximately $15.5 to $19.5 million to complete the Phase 2 trial for Berubicin (taking into account our cash on hand as of March 31, 2023 of approximately $5.1 million), approximately $5.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand is sufficient to fund our operations into the third quarter of 2023. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $4,825,000 and $3,077,000 for the three months ended March 31, 2023 and 2022, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash used in financing activities was approximately $120,000 for the three months ended March 31, 2023, related to the repayment of notes payable, which were offset by the exercise of warrants. Net cash provided by financing activities was approximately $10,513,000 for the three months ended March 31, 2022, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2023, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to a lack of segregation of duties and the lack of formal documentation of our control environment.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our 2022 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference, as well as the additional risk factors set forth below. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Nevertheless, we cannot predict or guarantee our future compliance with the Bid Price Rule and it may become necessary to complete a reverse stock split in order to regain compliance with the Bid Price Rule. We cannot predict the effect that a reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if a reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	May 15, 2023
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	May 15, 2023
Christopher Downs	(principal financial and accounting officer)

