Form 10-Q
period 2023-06-30
CNS Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 11, 2023, was 4,201,930.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$4,279,251	$10,055,407
Prepaid expenses and other current assets	1,791,775	2,509,238
Total current assets	6,071,026	12,564,645

Noncurrent Assets:
Prepaid expenses, net of current portion	377,196	482,806
Property and equipment, net	3,382	5,664
Total noncurrent assets	380,578	488,470

Total Assets	$6,451,604	$13,053,115

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,570,638	$3,681,900
Accrued expenses	260,137	828,391
Notes payable	166,396	409,968
Total current liabilities	3,997,171	4,920,259

Total Liabilities	3,997,171	4,920,259

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 4,140,960 and 1,617,325 shares issued and outstanding, respectively	4,141	1,617
Additional paid-in capital	62,119,150	58,846,916
Accumulated deficit	(59,668,858)	(50,715,677)
Total Stockholders' Equity	2,454,433	8,132,856

Total Liabilities and Stockholders' Equity	$6,451,604	$13,053,115

See accompanying notes to the unaudited financial statements

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating expenses:
General and administrative	$1,179,833	$1,343,002	$2,538,585	$2,603,411
Research and development	2,845,553	2,221,339	6,413,312	4,110,142

Total operating expenses	4,025,386	3,564,341	8,951,897	6,713,553

Loss from operations	(4,025,386)	(3,564,341)	(8,951,897)	(6,713,553)

Other income (expenses):
Interest income	7,802	–	7,802	–
Interest expense	(3,650)	(1,611)	(9,086)	(4,177)

Total other income (expense)	4,152	(1,611)	(1,284)	(4,177)

Net loss	$(4,021,234)	$(3,565,952)	$(8,953,181)	$(6,717,730)

Loss per share - basic	$(1.04)	$(2.67)	$(3.10)	$(5.11)
Loss per share - diluted	$(1.04)	$(2.67)	$(3.10)	$(5.11)

Weighted average shares outstanding - basic	3,877,317	1,334,417	2,893,682	1,314,241
Weighted average shares outstanding - diluted	3,877,317	1,334,417	2,893,682	1,314,241

See accompanying notes to the unaudited financial statements

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the six months ended June 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2022	1,617,325	$1,617	$58,846,916	$(50,715,677)	$8,132,856

Exercise of warrants	609,000	609	–	–	609

Stock-based compensation	–	–	290,313	–	290,313

Net loss	–	–	–	(4,931,947)	(4,931,947)

Balance March 31, 2023	2,226,325	2,226	59,137,229	(55,647,624)	3,491,831

Common stock issued for cash, net	659,677	660	1,968,447	–	1,969,107

Exercise of warrants	1,254,958	1,255	723,804	–	725,059

Stock-based compensation	–	–	289,670	–	289,670

Net loss	–	–	–	(4,021,234)	(4,021,234)

Balance June 30, 2023	4,140,960	$4,141	$62,119,150	$(59,668,858)	$2,454,433

Balance December 31, 2021	949,052	$949	$41,603,791	$(35,441,543)	$6,163,197

Common stock issued for cash, net	316,316	316	10,625,470	–	10,625,786

Exercise of warrants	87,193	87	2,529	–	2,616

Stock-based compensation	–	–	336,685	–	336,685

Net loss	–	–	–	(3,151,778)	(3,151,778)

Balance March 31, 2022	1,352,561	1,352	52,568,475	(38,593,321)	13,976,506

Stock-based compensation	–	–	286,841	–	286,841

Net loss	–	–	–	(3,565,952)	(3,565,952)

Balance June 30, 2022	1,352,561	$1,352	$52,855,316	$(42,159,273)	$10,697,395

See accompanying notes to the unaudited financial statements

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

Cash Flows from Operating Activities:
Net loss	$(8,953,181)	$(6,717,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	579,983	623,526
Depreciation	2,282	6,581
Loss of disposal of fixed assets	–	1,467
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	823,073	259,297
Accounts payable	(111,262)	(664,498)
Accrued expenses	(568,254)	51,624
Net cash used in operating activities	(8,227,359)	(6,439,733)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(2,909)
Net cash used in investing activities	–	(2,909)

Cash Flows from Financing Activities:
Payments on notes payable	(243,572)	(231,397)
Proceeds from exercise of warrants	725,668	2,616
Proceeds from sale of common stock	1,969,107	10,625,786
Net cash provided by financing activities	2,451,203	10,397,005

Net change in cash and cash equivalents	(5,776,156)	3,954,363

Cash and cash equivalents, at beginning of period	10,055,407	5,004,517

Cash and cash equivalents, at end of period	$4,279,251	$8,958,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,086	$4,813
Cash paid for income taxes	$–	$–

See accompanying notes to the unaudited financial statements

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (“we”, “our”, the “Company”) is a clinical pharmaceutical company organized as a Nevada corporation on July 27, 2017 to focus on the development of anti-cancer drug candidates.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2022 included in our Form 10-K filed with the SEC on March 31, 2023 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of June 30, 2023 was $4,029,251. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 2,268,827 common shares, and options for 128,588 common shares. As of June 30, 2022, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 564,205 common shares, and options for 95,501 common shares.

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

Note 3 – Note Payable

On November 14, 2022, the Company entered into a short-term note payable for an aggregate of $449,874, bearing interest at 5.88% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 31, 2023. As of June 30, 2023 and December 31, 2022, the Company’s note payable balance was $166,396 and $409,968, respectively.

Note 4 – Equity

The Company has authorized 75,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors.

Pursuant to the terms of the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”), the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. During the quarter ended June 30, 2023, the Company sold 659,677 shares of common stock to the Agent for net proceeds of $1,969,107.

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

On May 3, 2023, the Board of Directors of the Company appointed Bettina M. Cockroft, M.D., M.B.A as an independent member of the Company’s Board of Directors. Dr. Cockroft was granted a ten-year option to purchase 2,099 shares of Company common stock at an exercise price of $1.67 vesting in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $3,514.

During the six months ended June 30, 2023 and 2022, the Company recognized $544,248 and $605,657 of stock-based compensation, respectively, related to outstanding stock options. At June 30, 2023, the Company had $803,468 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	93,001	$67.42
Granted	35,587	1.17
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2023	128,588	$49.09
Exercisable, June 30, 2023	81,433	$61.59

As of June 30, 2023, the outstanding stock options have a weighted average remaining term of 7.20 years and aggregate intrinsic value of options vested and outstanding of $8,133 and $46,248, respectively. As of June 30, 2023, there were no awards remaining to be issued under the 2017 Plan or the 2020 Plan.

Stock Warrants

During the six months ended June 30, 2023, the Company received $725,668 in cash proceeds from the exercise of 238,958 warrants previously issued at an exercise price of $3.03 and 1,625,000 warrants previously issued at an exercise price of $0.001.

The following table summarizes the stock warrant activity for the six months ended June 30, 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	4,133,252	$4.35
Granted	–	–
Exercised	(1,863,958)	0.39
Forfeited	–	–
Expired	(467)	45.00
Outstanding, June 30, 2023	2,268,827	$7.59
Exercisable, June 30, 2023	2,268,827	$7.59

As of June 30, 2023, the outstanding and exercisable warrants have a weighted average remaining term of 2.75 years and had no aggregate intrinsic value.

Restricted Stock Units

During the six months ended June 30, 2023, the Company recognized $11,925 of stock-based compensation, related to outstanding RSUs. At June 30, 2023, the Company had $65,587 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the six months ended June 30, 2023:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2022	9,523	$10.02
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, June 30, 2023	9,523	$10.02

Performance Units

During the six months ended June 30, 2023, the Company recognized $23,810 related to outstanding stock PUs. At June 30, 2023, the Company had $110,138 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the six months ended June 30, 2023:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2022	28,563	$5.94
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, June 30, 2023	28,563	$5.94

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for members of the Scientific Advisory Board. The Scientific Advisory board consists of Dr. Sigmond Hsu. The scientific advisory board member shall receive annual cash compensation of $68,600. During the six months ended June 30, 2023 and 2022, the Company paid $0 and $65,834 related to the Scientific Advisory Board compensation. As of June 30, 2023, the Company has accrued $134,434 related to Dr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 6,667 shares of the Company’s common stock valued at $1.35 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the six months ended June 30, 2023 and 2022, the Company recognized $25,000 and $175,000, respectively, related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the six months ended June 30, 2023 and 2022, the Company expensed $0 and $41,075 respectively related to the purchase of pharmaceutical products from HPI.

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

On November 21, 2022, CNS entered into an Investigational Medicinal Product Supply Agreement with Pomeranian Medical University (“PUM”) in Szczecin, Poland. CNS agreed to sell berubicin hydrochloride drug product (and related reference standards) to PUM at a discount to the historical cost of manufacturing so that PUM may conduct an investigator-initiated clinical trial of Berubicin in CNS lymphomas. PUM agreed to pay CNS the following payments: (i) PLN 5,870 upon delivery of 2 vials each of berubicin and berubicinol reference standards, (ii) PLN 873,201 upon delivery of a first batch of 150 berubicin drug product vials, and (iii) PLN 873,201 upon delivery of a second batch of 150 berubicin drug product vials. As of December 31, 2022, the reference standards were delivered, and the Company recognized $1,302 in accounts receivable and as a reduction to research and development expense. In April 2023, the first batch of berubicin drug product vials were delivered, and the Company recognized $196,303 in accounts receivable and as a reduction to research and development expense. As of June 30, 2023, the outstanding accounts receivable balance was $197,605, which was collected in full on July 6, 2023.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. The Company has not met the commercial diligence milestones required as of the date hereof. As such, UTMDACC has the right to terminate the Agreement upon notice to the Company. As of the date of this report, UTMDACC has not notified of the Company of its intention to terminate the Agreement. During the six months ended June 30, 2023 and 2022, the Company paid $27,341 and $44,424, respectively.

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

Pursuant to the Agreement, the Company agreed to pay WPD the following payments: (i) an upfront payment of $225,000 to WPD (paid in April 2020); and (ii) within thirty days of the verified achievement of the Phase II Milestone, (such verification shall be conducted by an independent third party mutually acceptable to the parties hereto), the Company was required to make a payment of $775,000 to WPD. WPD agreed to pay the Company a development fee of 50% of the net sales for any products in the above territories; provided that Poland shall not be included as a territory after WPD receives marketing approval for a product in one-half of the countries included in the agreed upon territories or upon the payment by WPD to the Company of development fees of $1.0 million. The term of the Agreement stated it would expire on the expiration of the sublicense pursuant to which WPD has originally sublicensed the products. In March 2023, the sublicense pursuant to which WPD originally sublicensed the products was terminated. As such, the Agreement has been terminated.

Note 6 – Subsequent Events

Pursuant to the terms of the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”), the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. Subsequent to the quarter ended on June 30, 2023, the Company sold 58,591 shares of common stock to the Agent for net proceeds of $124,279.

On August 4, 2023, the Board of Directors approved the issuance of 6,500 options to Dr. Cockroft. The options have a ten-year term at an exercise price of $2.27 and vest in 36 equal monthly installments succeeding the issuance date. This grant is contingent upon shareholder approval of an amendment to our equity compensation plan to increase the number of shares authorized under the plan to allow for the registration of the shares underlying the options granted.

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

The current trial being conducted will evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease, and results will be compared to the efficacy of Lomustine, a current standard of care in this setting, with a 2 to 1 randomization of the estimated 243 patients to Berubicin or Lomustine. Patients receiving Berubicin will be administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (a 21-day cycle). Lomustine is administered orally once every six weeks. The trial will include a pre-planned, non-binding interim futility analysis which will be conducted by an independent Data Safety Monitoring Board (DSMB) to recommend whether this study should continue as planned based on Berubicin showing statistically significant value as a second-line treatment for patients with glioblastoma compared with Lomustine. We will conduct this analysis after at least 50% of the patients in the interim analysis population (30-50% of total expected patients for the trial) can be evaluated as having failed the primary efficacy endpoint (death). This recommendation will review the number of deaths on each arm to ensure that the overall survival of patients receiving Berubicin shows a statistically significant comparability to or is even higher than those receiving Lomustine. The median survival of patients receiving second-line treatment for glioblastoma has historically been shown to be approximately 6 months. We have historically used 6 months as an estimate for the median time to a 50% mortality rate. Taking into account the recent rate of enrollment and the number of patients that can be adequately assessed for their follow-up outcomes, we are anticipating that the DSMB will be able to perform this interim analysis and we can release the data during the fourth quarter of 2023. Additional analyses that will be provided based on this data will be comparisons of secondary endpoints, including progression-free survival (PFS), response rates, and safety assessments. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On January 10, 2020, we entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of the UTMDACC. Pursuant to the WP1244 Agreement, we obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to our portfolio of WP1244 drug technology. In consideration, we must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) for sales of licensed products developed under the WP1244 Agreement. The term of the WP1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the WP1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate the WP1244 Agreement in the event that we fail to meet certain commercial diligence milestones. We have not met the commercial diligence milestones required as of the date hereof. As such, UTMDACC has the right to terminate the WP1244 Agreement upon notice to us. As of the date of this report, UTMDACC has not notified us of its intention to terminate the WP1244 Agreement.

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

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

General and Administrative Expense

General and administrative expense was approximately $1,180,000 for the three months ended June 30, 2023 compared to approximately $1,343,000 for the comparable period in 2022. The decrease in general and administrative expense was mainly attributable to decreases of approximately $176,000 for employee compensation and taxes, $100,000 in legal and professional expenses, $22,000 in insurance expenses and $12,000 in other expenses, which were offset by increases of approximately $60,000 in marketing and advertising, $24,000 in board compensation and $39,000 in travel expenses.

Research and Development Expense

Research and development expense was approximately $2,846,000 for the three months ended June 30, 2023 compared to approximately $2,221,000 for the comparable period in 2022. The increase in research and development expenses during the period were mainly attributed to the timing of research organization (CRO) expenses related to continued progress with our clinical trial for Berubicin. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with the current quarter throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our clinical trial for Berubicin.

Net Loss

The net loss for the three months ended June 30, 2023 was approximately $4,021,000 compared to approximately $3,566,000 for the comparable period in 2022. The change in net loss is attributable to an increase in CRO expenses related to continued progress with our clinical trial for Berubicin, a credit to research and development expense in the prior year period for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, as well as increases in legal and professional fees and other expenses.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

General and Administrative Expense

General and administrative expense was approximately $2,539,000 for the six months ended June 30, 2023 compared to approximately $2,603,000 for the comparable period in 2022. The decrease in general and administrative expense was mainly attributable to decreases of approximately $175,000 for employee compensation and taxes, $43,000 in stock based compensation, $44,000 in legal and professional expenses, and $40,000 in insurance expenses, which were offset by increases of approximately $97,000 in marketing and advertising, $42,000 in board compensation and $73,000 in travel expenses and $26,000 in other expenses.

Research and Development Expense

Research and development expense was approximately $6,413,000 for the six months ended June 30, 2023 compared to approximately $4,110,000 for the comparable period in 2022. The increase in research and development expenses during the period were mainly attributed to the timing of research organization (CRO) expenses related to continued progress with our clinical trial for Berubicin. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with the current quarter throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our clinical trial for Berubicin.

Net Loss

The net loss for the six months ended June 30, 2023 was approximately $8,953,000 compared to approximately $6,718,000 for the comparable period in 2022. The change in net loss is attributable to an increase in CRO expenses related to continued progress with our clinical trial for Berubicin, a credit to research and development expense in the prior year period for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials.

Liquidity and Capital Resources

On June 30, 2023, we had cash of approximately $4,279,000 and we had working capital of approximately $2,074,000. We fund our operations from proceeds from equity sales.

We believe that our cash on hand is sufficient to fund our planned operations into, but not beyond, the fourth quarter of 2023.

Our plan of operations is primarily focused on completing a clinical trial for Berubicin. We estimate that we will require additional financing of approximately $9.1 to $13.1 million to complete the clinical trial for Berubicin (taking into account our cash on hand as of June 30, 2023 of approximately $4.3 million), approximately $5.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. Our current expectation is that our cash on hand is sufficient to fund our operations into the fourth quarter of 2023. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $8,227,000 and $6,440,000 for the six months ended June 30, 2023 and 2022, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was approximately $2,451,000 for the six months ended June 30, 2023, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable. Net cash provided by financing activities was approximately $10,397,000 for the six months ended June 30, 2022, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of June 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Purchase Commitments

We do not have any material commitments for capital expenditures, although we are required to pay certain milestones fees to HPI as described in the section “Overview” above.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2023, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	August 14, 2023
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	August 14, 2023
Christopher Downs	(principal financial and accounting officer)

