Form 10-Q
period 2023-09-30
CNS Pharmaceuticals, Inc.
filed 2023-11-14
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 14, 2023, was 5,248,598.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$909,547	$10,055,407
Prepaid expenses and other current assets	1,152,298	2,509,238
Total current assets	2,061,845	12,564,645

Noncurrent Assets:
Prepaid expenses, net of current portion	262,731	482,806
Property and equipment, net	3,470	5,664
Total noncurrent assets	266,201	488,470

Total Assets	$2,328,046	$13,053,115

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$4,026,894	$4,510,291
Notes payable	41,904	409,968
Total current liabilities	4,068,798	4,920,259

Total Liabilities	4,068,798	4,920,259

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 4,207,068 and 1,617,325 shares issued and outstanding, respectively	4,207	1,617
Additional paid-in capital	62,446,694	58,846,916
Accumulated deficit	(64,191,653)	(50,715,677)
Total Stockholders' Equity (Deficit)	(1,740,752)	8,132,856

Total Liabilities and Stockholders' Equity (Deficit)	$2,328,046	$13,053,115

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating expenses:
General and administrative	$1,123,268	$1,211,102	$3,661,853	$3,814,513
Research and development	3,410,572	2,207,913	9,823,884	6,318,055

Total operating expenses	4,533,840	3,419,015	13,485,737	10,132,568

Loss from operations	(4,533,840)	(3,419,015)	(13,485,737)	(10,132,568)

Other income (expenses):
Interest income	12,883	–	20,685	–
Interest expense	(1,838)	(538)	(10,924)	(4,715)

Total other income (expense)	11,045	(538)	9,761	(4,715)

Net loss	$(4,522,795)	$(3,419,553)	$(13,475,976)	$(10,137,283)

Loss per share - basic	$(1.08)	$(2.56)	$(4.05)	$(7.67)
Loss per share - diluted	$(1.08)	$(2.56)	$(4.05)	$(7.67)

Weighted average shares outstanding - basic	4,177,069	1,334,417	3,327,636	1,321,065
Weighted average shares outstanding - diluted	4,177,069	1,334,417	3,327,636	1,321,065

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals,  Inc.

Statements of  Stockholders' Equity (Deficit)

For the nine months ended September 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2022	1,617,325	$1,617	$58,846,916	$(50,715,677)	$8,132,856

Exercise of warrants	609,000	609	–	–	609

Stock-based compensation	–	–	290,313	–	290,313

Net loss	–	–	–	(4,931,947)	(4,931,947)

Balance March 31, 2023	2,226,325	2,226	59,137,229	(55,647,624)	3,491,831

Common stock issued for cash, net	659,677	660	1,968,447	–	1,969,107

Exercise of warrants	1,254,958	1,255	723,804	–	725,059

Stock-based compensation	–	–	289,670	–	289,670

Net loss	–	–	–	(4,021,234)	(4,021,234)

Balance June 30, 2023	4,140,960	4,141	62,119,150	(59,668,858)	2,454,433

Common stock issued for cash, net	63,729	64	132,787	–	132,851

Stock-based compensation	2,379	2	194,757	–	194,759

Net loss	–	–	–	(4,522,795)	(4,522,795)

Balance September 30, 2023	4,207,068	$4,207	$62,446,694	$(64,191,653)	$(1,740,752)

Balance December 31, 2021	949,052	$949	$41,603,791	$(35,441,543)	$6,163,197

Common stock issued for cash, net	316,316	316	10,625,470	–	10,625,786

Exercise of warrants	87,193	87	2,529	–	2,616

Stock-based compensation	–	–	336,685	–	336,685

Net loss	–	–	–	(3,151,778)	(3,151,778)

Balance March 31, 2022	1,352,561	1,352	52,568,475	(38,593,321)	13,976,506

Stock-based compensation	–	–	286,841	–	286,841

Net loss	–	–	–	(3,565,952)	(3,565,952)

Balance June 30, 2022	1,352,561	1,352	52,855,316	(42,159,273)	10,697,395

Stock-based compensation	–	–	289,721	–	289,721

Net loss	–	–	–	(3,419,553)	(3,419,553)

Balance September 30, 2022	1,352,561	$1,352	$53,145,037	$(45,578,826)	$7,567,563

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022

Cash Flows from Operating Activities:
Net loss	$(13,475,976)	$(10,137,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	774,742	913,247
Depreciation	3,181	9,375
Loss of disposal of fixed assets	757	2,635
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,577,015	1,134,824
Accounts payable and accrued expenses	(483,397)	(175,290)
Net cash used in operating activities	(11,603,678)	(8,252,492)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,744)	(4,423)
Net cash used in investing activities	(1,744)	(4,423)

Cash Flows from Financing Activities:
Payments on notes payable	(368,064)	(348,534)
Proceeds from exercise of warrants	725,668	2,616
Proceeds from sale of common stock	2,101,958	10,625,786
Net cash provided by financing activities	2,459,562	10,279,868

Net change in cash and cash equivalents	(9,145,860)	2,022,953

Cash and cash equivalents, at beginning of period	10,055,407	5,004,517

Cash and cash equivalents, at end of period	$909,547	$7,027,470

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,924	$5,782
Cash paid for income taxes	$–	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2023. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2022 included in our Form 10-K filed with the SEC on March 31, 2023 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of September 30, 2023 was $659,547. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 2,268,827 common shares unvested restricted stock units of 7,144 common shares, unvested performance units of 28,563 and options for 328,770 common shares, respectively.  For the nine months ended September 30, 2022, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 524,000 common shares, unvested restricted stock units of 9,523 common shares, unvested performance units of 28,563 and options for 93,001 common shares, respectively.

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

Note 3 – Note Payable

On November 14, 2022, the Company entered into a short-term note payable for an aggregate of $449,874, bearing interest at 5.88% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 31, 2023. As of September 30, 2023 and December 31, 2022, the Company’s note payable balance was $41,904 and $409,968, respectively.

Note 4 – Equity

The Company has authorized 75,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors.

Pursuant to the terms of the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”), the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. During the nine months ended September 30, 2023, the Company sold 723,406 shares of common stock to the Agent for net proceeds of $2,101,958.

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 66,667 shares of common stock.

In 2020, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 100,000 shares of common stock. The 2020 Plan was amended effective as of August 9, 2023, which was approved by the Company’s stockholders at the Company’s annual meeting on September 14, 2023. The amendment increased the 2020 Plan by 745,800 shares of common stock.

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

On August 4, 2023, the Board of Directors approved the issuance of 6,500 options to Dr. Cockroft. The options have a ten-year term at an exercise price of $2.27 and vest in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $12,771.

On August 27, 2023, the Board of Directors approved the issuance of 193,690 options to the board of directors. The options have a ten-year term at an exercise price of $1.90 and vest on the first anniversary date of issuance. The total fair value of these option grants at issuance was $313,846.

During the nine months ended September 30, 2023 and 2022, the Company recognized $727,864 and $877,510 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2023, the Company had $940,197 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	93,001	$67.42
Granted	235,777	1.78
Exercised	–	–
Forfeited	(8)	120.00
Expired	–	–
Outstanding, September 30, 2023	328,770	$20.35
Exercisable, September 30, 2023	82,261	$60.99

As of September 30, 2023, the outstanding stock options have a weighted average remaining term of 8.79 years and aggregate intrinsic value of options vested and outstanding of $0 and $4,318, respectively. As of September 30, 2023, there were no awards remaining to be issued under the 2017 Plan and 545,610 awards remaining to be issued under the 2020 Plan.

Stock Warrants

During the nine months ended September 30, 2023, the Company received $725,668 in cash proceeds from the exercise of 238,958 warrants previously issued at an exercise price of $3.03 and 1,625,000 warrants previously issued at an exercise price of $0.001.

The following table summarizes the stock warrant activity for the nine months ended September 30, 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	4,133,252	$4.35
Granted	–	–
Exercised	(1,863,958)	0.39
Forfeited	–	–
Expired	(467)	45.00
Outstanding, September 30, 2023	2,268,827	$7.59
Exercisable, September 30, 2023	2,268,827	$7.59

As of September 30, 2023, the outstanding and exercisable warrants have a weighted average remaining term of 4.02 years and had no aggregate intrinsic value.

Restricted Stock Units

During the nine months ended September 30, 2023, the Company recognized $17,888 of stock-based compensation, related to outstanding RSUs. At September 30, 2023, the Company had $59,624 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the nine months ended September 30, 2023:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2022	9,523	$10.02
Granted	–	–
Vested	(2,379)	10.02
Forfeited	–	–
Non-vested, September 30, 2023	7,144	$10.02

Performance Units

During the nine months ended September 30, 2023, the Company recognized $28,990 related to outstanding stock PUs. At September 30, 2023, the Company had $104,958 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the nine months ended September 30, 2023:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2022	28,563	$5.94
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, September 30, 2023	28,563	$5.94

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for members of the Scientific Advisory Board. The Scientific Advisory board consists of Dr. Sigmond Hsu. The scientific advisory board member shall receive annual cash compensation of $68,600. During the nine months ended September 30, 2023 and 2022, the Company paid $0 and $76,087 related to the Scientific Advisory Board compensation. As of September 30, 2023, the Company has accrued $151,584 related to Dr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 6,667 shares of the Company’s common stock valued at $1.35 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the nine months ended September 30, 2023 and 2022, the Company recognized $37,500 and $262,500, respectively, related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the nine months ended September 30, 2023 and 2022, the Company expensed $0 and $41,075 respectively related to the purchase of pharmaceutical products from HPI.

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

On November 21, 2022, CNS entered into an Investigational Medicinal Product Supply Agreement with Pomeranian Medical University (“PUM”) in Szczecin, Poland. CNS agreed to sell berubicin hydrochloride drug product (and related reference standards) to PUM at a discount to the historical cost of manufacturing so that PUM may conduct an investigator-initiated clinical trial of Berubicin in CNS lymphomas. PUM agreed to pay CNS the following payments: (i) PLN 5,870 upon delivery of 2 vials each of berubicin and berubicinol reference standards, (ii) PLN 873,201 upon delivery of a first batch of 150 berubicin drug product vials, and (iii) PLN 873,201 upon delivery of a second batch of 150 berubicin drug product vials. As of December 31, 2022, the reference standards were delivered, and the Company recognized $1,302 in accounts receivable and as a reduction to research and development expense. In April 2023, the first batch of berubicin drug product vials were delivered, and the Company recognized $196,303 in accounts receivable and as a reduction to research and development expense. As of September 30, 2023, the outstanding accounts receivable balance of $197,605 was collected in full.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. The Company has not met the commercial diligence milestones required as of the date hereof. As such, UTMDACC has the right to terminate the Agreement upon notice to the Company. As of the date of this report, UTMDACC has not notified the Company of its intention to terminate the Agreement. During the nine months ended September 30, 2023 and 2022, the Company paid $45,092 and $49,607, respectively.

On May 7, 2020, pursuant to the WP1244 Portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period, which has been fully paid by the Company in 2021. This agreement was extended and expired on March 31, 2023. The principal investigator for this agreement is Dr. Waldemar Priebe, our founder.

Note 6 – Subsequent Events

 On October 16, 2023, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder of certain existing warrants (“Holder”) to receive new warrants to purchase up to a number of shares of common stock equal to 200% (the “Inducement Warrants”) of the number of warrant shares issued pursuant to the exercise of such certain existing warrants to purchase shares of common stock (the “Existing Warrants”) pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase up to 1,878,000 shares of the Company’s common stock, at a Reduced Exercise Price (as defined below), in exchange for the Company’s agreement to issue the Inducement Warrants to purchase up to 3,756,000 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Existing Warrants consist of: (i) warrants, originally issued on December 22, 2020 and amended on December 5, 2022; (ii) warrants, originally issued on January 10, 2022 and amended on December 5, 2022; and (iii) warrants issued on December 5, 2022. Pursuant to the Inducement Letter, the exercise price for such Existing Warrants was reduced to $1.28 per share (the “Reduced Exercise Price”). The Company received aggregate gross proceeds of $2,403,840 from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses payable by it. Pursuant to the Inducement Letter, although the exercise of the warrants has occurred and full payment of the exercise price has been made, the Holder has directed that a number of shares be held in abeyance and not yet issued until they direct us to do so. As such, the shares have not been issued and do not appear in our count of common shares outstanding.

Pursuant to the terms of the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”), the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. Subsequent to the quarter ended on September 30, 2023, the Company sold 129,530 shares of common stock to the Agent for net proceeds of $215,641.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

General and Administrative Expense

General and administrative expense was approximately $1,123,000 for the three months ended September 30, 2023 compared to approximately $1,211,000 for the comparable period in 2022. The decrease in general and administrative expense was mainly attributable to decreases of approximately $73,000 in legal and professional expenses, $29,000 in insurance expenses and $68,000 in stock compensation and $6,000 in other general and administrative expenses, which were offset by increases of approximately $15,000 in marketing and advertising, $28,000 in board compensation and $45,000 in travel expenses.

Research and Development Expense

Research and development expense was approximately $3,411,000 for the three months ended September 30, 2023 compared to approximately $2,208,000 for the comparable period in 2022. The increase in research and development expenses during the period was mainly attributed to the timing of research organization (CRO) expenses and patient treatment costs related to continued progress with our clinical trial for Berubicin. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with the current quarter throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our clinical trial for Berubicin primarily due to higher patient enrollment and the associated cost of treating these patients.

Net Loss

The net loss for the three months ended September 30, 2023 was approximately $4,523,000 compared to approximately $3,420,000 for the comparable period in 2022. The change in net loss is attributable to an increase in CRO expenses and patient treatment costs related to continued progress with our clinical trial for Berubicin, a credit to research and development expense in the prior year period for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials, as well as increases in legal and professional fees and other expenses.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

General and Administrative Expense

General and administrative expense was approximately $3,662,000 for the nine months ended September 30, 2023 compared to approximately $3,815,000 for the comparable period in 2022. The decrease in general and administrative expense was mainly attributable to decreases of approximately $175,000 for employee compensation and taxes, $111,000 in stock-based compensation, $117,000 in legal and professional expenses, and $69,000 in insurance expenses, which were offset by increases of approximately $112,000 in marketing and advertising, $70,000 in board compensation and $118,000 in travel expenses, and $19,000 in other expenses.

Research and Development Expense

Research and development expense was approximately $9,824,000 for the nine months ended September 30, 2023 compared to approximately $6,318,000 for the comparable period in 2022. The increase in research and development expenses during the period was mainly attributed to the timing of research organization (CRO) expenses and patient treatment costs related to continued progress with our clinical trial for Berubicin. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with the current quarter throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our clinical trial for Berubicin primarily due to higher patient enrollment and the associated cost of treating these patients.

Net Loss

The net loss for the nine months ended September 30, 2023 was approximately $13,476,000 compared to approximately $10,137,000 for the comparable period in 2022. The change in net loss is attributable to an increase in CRO expenses related to continued progress with our clinical trial for Berubicin, a credit to research and development expense in the prior year period for the funds collected from WPD Pharmaceuticals related to their purchase of Berubicin drug product for their clinical trials.

Liquidity and Capital Resources

On September 30, 2023, we had cash of approximately $910,000 and we had a working capital deficit of approximately $2,007,000. We fund our operations from proceeds from equity sales.

We believe that our cash on hand is sufficient to fund our planned operations into, but not beyond, the fourth quarter of 2023, and with the cash received subsequent to September 30, 2023 for the Inducement Warrant Shares, is sufficient to fund our planned operations through the end of the fourth quarter of 2023.

Our plan of operations is primarily focused on completing a clinical trial for Berubicin. We estimate that we will require additional financing of approximately $9.4 to $13.4 million to complete the clinical trial for Berubicin (taking into account our cash on hand as of September 30, 2023 of approximately $0.9 million), approximately $5.0 million to support near-term WP1244/WP1874 preclinical work, plus such additional working capital to fund our operations during the pendency of the trial. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $11,604,000 and $8,252,000 for the nine months ended September 30, 2023 and 2022, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was approximately $2,460,000 for the nine months ended September 30, 2023, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable. Net cash provided by financing activities was approximately $10,280,000 for the nine months ended September 30, 2022, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	November 14 2023
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	November 14 2023
Christopher Downs	(principal financial and accounting officer)

