Form 10-K
period 2023-12-31
CNS Pharmaceuticals, Inc.
filed 2024-04-01
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of April 1, 2024 was 10,634,932.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

We believe our lead drug candidate, Berubicin, may be a significant development in the treatment of Glioblastoma and other CNS malignancies, and if approved by the U.S. Food and Drug Administration (“FDA”), could give Glioblastoma patients an important new therapeutic alternative to the current standard of care. Glioblastomas are tumors that arise from astrocytes, which are star-shaped cells making up the supportive tissue of the brain. These tumors are usually highly malignant (cancerous) because the cells reproduce quickly, and they are supported by a large network of blood vessels. Berubicin is an anthracycline, which is a class of drugs that are among the most powerful and extensively used chemotherapy drugs known. Based on limited clinical data, we believe Berubicin is the first anthracycline that appears to cross the blood brain barrier (“BBB”) in significant concentrations targeting brain cancer cells. While our focus is currently on the development of Berubicin, we are also in the process of attempting to secure intellectual property rights to additional compounds that we plan to develop into drugs to treat CNS and other cancers.

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

The current trial being conducted will evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease, and results will be compared to the efficacy of Lomustine, a current standard of care in this setting, with a 2 to 1 randomization of the 252 patients to Berubicin or Lomustine. Patients receiving Berubicin are administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (a 21-day cycle). Lomustine is administered orally once every six weeks. The trial design included a pre-planned, non-binding interim futility analysis. We reached the criteria required by the study protocol to conduct this interim futility analysis, which an independent Data Safety Monitoring Board (“DSMB”) is responsible for conducting. The DSMB’s charter mandated that they review the primary endpoint, Overall Survival, as well as secondary endpoints and safety data to determine whether the efficacy data for the risk-benefit profile warrants modification or discontinuation of the study. On December 18, 2023, we released the DSMB’s recommendation which was to continue the study without modification. Management remains blinded to the data underlying the recommendation of the DSMB. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On January 10, 2020, we entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of the UTMDACC. Pursuant to the WP1244 Agreement, we obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to our portfolio of WP1244 drug technology. In consideration, we must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) for sales of licensed products developed under the WP1244 Agreement. The term of the WP1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the WP1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate the WP1244 Agreement in the event that we fail to meet certain commercial diligence milestones. We have not met the commercial diligence milestones required as of the date hereof. As such, UTMDACC has the right to terminate the WP1244 Agreement upon notice to us. As of March 19, 2024, UTMDACC has not notified us of its intention to terminate the WP1244 Agreement.

On May 7, 2020, pursuant to the WP1244 portfolio license agreement described above, the Company entered into a Sponsored Research Agreement with UTMDACC to perform research relating to novel anticancer agents targeting CNS malignancies. The Company agreed to fund approximately $1,134,000 over a two-year period. The Company paid and recorded $334,000 in 2020 related to this agreement in research and development expenses in the Company’s Statements of Operations. The remaining $800,000 was paid in 2021. The principal investigator for this agreement is Dr. Priebe. The work conducted under this Sponsored Research Agreement has produced a new mesylate salt of WP1244 termed WP1874. We believe the enhanced solubility of this salt may increase its ability to be formulated for use in an IV infusion, while maintaining similar potency and toxicity characteristics. As such, WP1874 will be the primary focus in any development efforts of the WP1244 portfolio. This agreement was extended and expired on March 31, 2023.

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

The worldwide cancer drug business has been estimated to represent nearly $100 billion in annual sales. Our lead drug candidate, Berubicin, is in a class of drugs referred to as anthracyclines, which are chemotherapy drugs designed to destroy the DNA of targeted cancer cells. The most common approved anthracyclines are daunorubicin and doxorubicin and, prior to the expansion of their generic equivalents, annual revenues generated from anthracyclines have been estimated in the range of $600 million. Many cancers are currently treated with anthracyclines; however, primary and metastatic brain cancers have not been among them because heretofore no anthracyclines have been able to sufficiently penetrate the BBB. We believe that based on currently limited pre-clinical and clinical data, Berubicin appears to demonstrate that it can cross the BBB. However, there is no assurance that Berubicin will be able to demonstrate such traits in more fulsome clinical trials including our current potentially pivotal trial of Berubicin.

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

Currently, there are no curative therapies for glioblastoma. In the clinical trial completed by Reata in February 2009, Berubicin demonstrated one durable complete response lasting over 14 years in a patient treated on the original Phase 1 clinical trial. This patient remains disease free and clinically stable as of November 2022 (the date of the patient’s most recent MRI).

The Phase 1 trial was in a patient population that had a median survival rate of only 14.6 months from glioblastoma diagnosis and few effective therapeutic options. In this trial, 25 of the 35 patients enrolled were evaluable for response, and there was 1 complete response, 1 partial response, and 1 minor response, all indicative of tumor shrinkage. In addition, 8 other patients had stable disease, for a disease control rate (“DCR”) of 44%. If these results are reproducible and if regulatory approval is secured to market Berubicin, based on its apparent ability to cross the BBB combined with its mechanism of action, more thoroughly discussed below, we believe this drug has the potential to become an effective treatment for this deadly cancer.

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

Doxorubicin HCl is not indicated for cancers of the brain, where it has limited efficacy due to its poor penetration through the blood-brain barrier. Further, even for those cancers that doxorubicin HCl is indicated, development of drug resistance remains a problem. In an effort to develop a second-generation anthracycline topoisomerase II inhibitor that can circumvent the BBB and the development of drug resistance, Dr. Priebe created a library of high-affinity and sequence-selective deoxyribonucleic acid (“DNA”)-binding agents and screened against a panel of P-glycoprotein 1 (Pgp) and multidrug resistance-associated protein 1 (MRP1)-overexpressing cells. This led to the identification of berubicin HCl, which preclinical studies appear to show to be less affected by multidrug transporters than doxorubicin, to be potentially more potent as an inhibitor of cell growth and inducer of apoptosis than doxorubicin, to sequester preferentially in tumor tissue versus brain tissue, and to improve overall survival in an intracranial orthotopic glioma model. There is no assurance that Berubicin will be able to demonstrate such traits in clinical trials.

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

Despite aggressive initial treatment, most patients develop recurrent diseases which can be treated with re-resection, systemic treatment with targeted agents or cytotoxic chemotherapy, reirradiation, or radiosurgery. Research into novel therapies is investigating alternative temozolomide regimens, convection-enhanced delivery, immunotherapy, gene therapy, antiangiogenic agents, poly ADP ribose polymerase inhibitors, or cancer stem cell signaling pathways. Overall, the 5-year survival rate is <10%, with a final mortality rate of close to 100%. Therefore, the development of novel therapeutic options for patients with recurrent glioblastoma remains a priority. Given the short-term efficacy and low survival rate of glioblastoma and other central nervous system patient groups, we believe there is a significant unmet need, and financial opportunity.

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

Based on data relating to the mechanism of action of Berubicin, as well as clinical results from the Phase 1 study in brain tumors performed by Reata, the prior developer of Berubicin, we are conducting a randomized, controlled multicenter study that will evaluate the efficacy of Berubicin versus Lomustine (CCNU, CeeNU®, or Gleostine®) in patients with recurrent glioblastoma. Randomization to the two therapies (Berubicin or Lomustine) are on a 2:1 basis with 2 patients receiving Berubicin for every patient randomized to Lomustine. Lomustine is a drug considered effective in patients with glioblastoma that has recurred or progressed following first line therapy. From the data available from the Reata Phase 1 clinical trial (RTA 744-C-0401), the FDA has agreed that the dosage for Berubicin will be at the maximum tolerated dose (“MTD”) determined in that trial. Thus, patients randomized to the Berubicin arm receive a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (21-day cycle). Patients randomized to Lomustine receive a single oral dose of 130 mg/m2 (rounded to the nearest 5 mg) every 6 weeks, or per the full prescribing information for Lomustine incorporating institutional standards at each study site.

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

The trial included a pre-planned, non-binding interim futility analysis which was conducted by an independent DSMB to recommend whether this study should continue as planned, be discontinued, or be modified to address safety concerns. The trial design called for this interim analysis to be conducted after at least 50% of the patients in the interim analysis population (30-50% of total expected patients for the trial) can be evaluated as having failed the primary efficacy endpoint of Overall Survival. The median survival of patients receiving second-line treatment for glioblastoma has historically been shown to be approximately 6 months. The DSMB’s charter mandated that they review the primary endpoint, Overall Survival, as well as secondary endpoints and safety data to determine whether the efficacy data for the risk-benefit profile warrants modification or discontinuation of the study. On December 18, 2023, we released the DSMB’s recommendation which was to continue the study without modification.

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

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined. While such designations are not officially defined by the regulatory agencies (including the FDA), the generally accepted meanings are:

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 6,667 shares of the Company’s common stock valued at $1.35 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the years ended December 31, 2023 and 2022, the Company recognized $50,000 and $275,000 related to this agreement, respectively. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties.

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

On January 10, 2020, Company entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of UTMDACC. Pursuant to the WP1244 Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the years ended December 31, 2023 and 2022, the Company paid $55,092 and $58,223 to UTMDACC related to this agreement, respectively.

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

Employees

As of April 1, 2024, we had three full time employees. We also have two part-time employees serving as our chief medical and scientific officers, and accordingly, a high percentage of the work performed for our development projects is conducted by qualified part-time staff and independent contractors.

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

Risks Related to the Company’s Business and Industry

We will require substantial funding in the near term, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have used the proceeds from our previous financing to, among other uses, advance Berubicin through clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in the near term in order to complete clinical development and commercialize Berubicin. If the FDA requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential approval of Berubicin would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Berubicin will not increase.

We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our products under development.

We estimate that we will require additional financing of approximately $15.0 to $17.0 million to complete the potentially pivotal Phase 2 trial for Berubicin (taking into account our cash on hand as of December 31, 2023 of approximately $0.5 million) plus such additional working capital to fund our operations during the pendency of the trial (with such operations estimated at $4.5 to $5.0 million per annum). If capital is available to fund WP1244/WP1874 preclinical work to prepare for a Phase 1 trial, we would need to raise an additional $5.0 million to support near-term development of that program. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

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

Our auditors have indicated in their report on our financial statements for the fiscal year ended December 31, 2023 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Our success depends greatly on the success of Berubicin’s development for the treatment of glioblastoma, and our pipeline of product candidates beyond this lead indication is extremely early stage and limited.

Other than Berubicin, we do not have any other clinical-stage drug candidates in our portfolio. As such, we are dependent on the success of Berubicin in the near term. We cannot provide you any assurance that we will be able to successfully advance Berubicin through the development process or that we will be able to secure other additional assets for development.

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

We entered into the above agreements related to Berubicin with HPI, WPD and ALI prior to our IPO, at a time during which we did not have an independent board of directors. As such, due to the related party relationship between our Company and these entities, the negotiation of these agreements was not conducted on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in a transaction negotiated in an arm’s length transaction.

We have never been profitable, we have no products approved for commercial sale, and we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability. Therefore, we may not be able to continue as a going concern.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had no revenues and have relied on equity-based financing from the sale of securities in public and private placements and the issuance of convertible notes. The continuation of the Company as a going concern is dependent upon our ability to obtain necessary equity or debt financing to continue operations and the attainment of profitable operations. As of December 31, 2023 the Company has incurred an accumulated deficit of $69,566,903 since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of December 31, 2023, combined with capital raised subsequent to December 31, 2023, is sufficient to fund its planned operations into but not beyond the latter half of the second quarter of 2024.

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

We are a clinical pharmaceutical company with limited operating history. Our operations to date have been limited to acquiring our technology portfolio, preparing for and conducting our Berubicin clinical trial, and pre-clinical work related to our other drug candidate, WP1244/WP1874. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our operating results are expected to significantly fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

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

The results of the interim analysis of our CNS-201 trial may not be indicative of the final results from this trial.

We reached the criteria required by the study protocol for our CNS-201 trial to conduct a pre-planned, non-binding interim futility analysis, which an independent DSMB is responsible for conducting. The DSMB’s charter mandated that they review the primary endpoint, Overall Survival, as well as secondary endpoints and safety data to determine whether the efficacy data for the risk-benefit profile warrants modification or discontinuation of the study. On December 18, 2023, we released the DSMB’s recommendation which was to continue the study without modification. Management remains blinded to the data underlying the recommendation of the DSMB. The conclusions of the DSMB may not be indicative of the final results of our CNS-201 trial, which we expect to release in the first half of 2025, although it is impossible to accurately predict how long patients on the study may survive which could impact the timing of the release of final trial data.

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

As of April 1, 2024, we have 3 full-time employees. We also have 2 officers serving as part-time employees. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Certain of our key employees are currently part-time and/or provide services for other biotechnology development efforts, including companies, with respect to our chief executive officer and chief medical officer, which are developing anti-cancer drug candidates. Specifically, John M. Climaco, our chief executive officer, is also serving as a director for Moleculin Biotech, Inc., a company also actively developing anticancer drugs. Sandra Silberman, our chief medical officer, is also the chief medical officer for New Products at Moleculin. Donald Picker, our chief science officer, is the chief scientific officer at Moleculin.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2023, identified a material weakness in our internal controls due to the lack of sufficient personnel to allow for segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. As a result of the material weakness with the third-party CRO, the Company corrected previously issued financial statements for the periods ended December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 to properly reflect research and development expenses and the related liability in these periods that were previously not recorded. While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Management performed an annual assessment as of December 31, 2023 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2023, due to material weaknesses in our internal controls due to the lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to consider to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To mitigate the lack of segregation of duties material weaknesses, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. However, notwithstanding our mitigation efforts, there is no assurance we will not encounter accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

We have in the past, and we may again in the future, fail to comply with the continued listing requirements of the Nasdaq Capital Market, which would subject our common stock to being delisted. In particular, on August 17, 2023, we received a letter (the “Letter”) from the staff of the Listing Qualifications Department (the “Staff”) of Nasdaq which notified us that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(1) (the “Listing Rule”), which requires that we maintain a minimum of $2.5 million in stockholders’ equity, and that we also did not, at such time, meet the alternatives of market value of listed securities or net income from continuing operations set forth in the Listing Rule.

The Letter did not have any immediate effect on the listing of our common stock on Nasdaq and we had 45 calendar days to submit a plan to regain compliance. We timely submitted our plan to regain compliance with the Listing Rule, our plan was accepted and the Staff granted an extension until February 13, 2024 (the “Extension Period”) to evidence compliance.

On February 14, 2024, the Staff notified the Company that it had not complied with the Listing Rule and as such did not meet the terms of the extension. The Staff letter stated that unless the Company timely requests a hearing before a Hearings Panel (the “Panel”), the Company would be subject to delisting. Accordingly, the Company timely requested a hearing before the Panel, with such hearing scheduled for April 18, 2024. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, the Panel has the discretion to grant the Company an extension not to exceed August 12, 2024. Notwithstanding, there can be no assurance that the Panel will grant the Company a further extension or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;

•	the last day of the fiscal year following the fifth anniversary of our IPO, which occurred in November 2019;

•	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

•	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

There have been an increasing number of cyberattacks on companies around the world, which have caused operational failures, compromised sensitive corporate or customer data, and/or resulted in significant financial damages. These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through inside actors with access to systems within the organization.

Risk Management and Strategy

We have recently implemented additional security measures as part of an evolving cybersecurity posture and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks and mitigate the damage that could result from such an attack. All employees have recently (subsequent to December 31, 2023) begun receiving cybersecurity training and other education regarding their use of computers, information technology, and sensitive data including specifically how to recognize common attack strategies. As the Company does not have a physical office location, it does not have a local network or in-house servers and proprietary applications. We therefore utilize third parties applications and resources to support our information technology (“IT”) needs. All applications utilized by the Company are Software as a Service (“SaaS”) offerings. As our applications are developed and managed by third parties, we are dependent on these providers for many functions including disaster recovery during a disaster or cyber incident. Our goal is to only utilize the most secure and trusted providers for our IT needs. To this end, we are currently reviewing the security credentials and certifications of our key application providers. Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers.

Our cybersecurity management strategy consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic third-party cybersecurity testing. During fiscal year 2023 we began to deploy and utilize enterprise scale technology to support an appropriate cybersecurity posture including: endpoint detection and response, firewalls, security information and event management, email security, multifactor authentication, and vulnerability management, with deployment of these tools completed subsequent to December 31, 2023. As part of the service offering from out outsourced IT security services provider, cybersecurity related alerts will be issued to us as relevant situations develop. These alerts will be evaluated in concert with our IT provider and in the event an alert requires action within our environment, such actions will be taken promptly. Our process and cybersecurity posture will continue to be refined based on the results of periodic cybersecurity assessments conducted jointly with our IT provider. We have recently begun reporting on cybersecurity in reports to the Board of Directors and will continue to do so.

To operate our business, we rely upon certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, SaaS platforms, managed services, cloud-based infrastructure, content delivery, encryption and authentication technology, corporate productivity services, and other functions. We are developing certain vendor management processes designed to help to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, conducting on-site inspections, requiring their completion of written questionnaires regarding their services and data handling practices, and conducting periodic re-assessments during their engagement. For our largest third-party provider, our Contract Research Organization (“CRO”) which is helping us manage our potentially pivotal global trial of Berubicin, we are currently conducting a comprehensive security assessment and review including their cybersecurity practices, protocols and protections, handling of information protected by HIPAA, and physical security.

Governance

The Board of Directors is responsible for oversight of cybersecurity risk.  Our Chief Financial Officer and Chief Executive Officer are the members of management responsible for managing and assessing our cybersecurity practices and have recently (subsequent to December 31, 2023) commenced reporting on such practices and risks. The plan for the future is that they will continue to report to the Board on cybersecurity at least quarterly. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Board of Directors and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken.

We believe we are appropriately staffed (as supported by our outsourced IT provider) to support a healthy cybersecurity posture given our size and scope. Our Chief Financial Officer, who reports to the Chief Executive Officer, is directly responsible for IT functions and has earned a Master of Business Administration and also a Master of Science degree in Accounting with a Management Information Systems concentration.

To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the company. However, despite all of the above aforementioned efforts, a cyberattack, if it occurred, could cause system operational problems, disrupt service to clinical trial sites, compromise important data or systems or result in an unintended release of confidential information. See “Item 1A. Risk Factors” for additional discussion of cybersecurity risks impacting our Company.

Item 2.	Properties.

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

Holders of Common Equity

As of March 27, 2024, we had approximately 11,500 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously disclosed on Form 8-K, there were no sales of unregistered securities during the quarter ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2023.

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

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

General and Administrative Expense

General and administrative expense was approximately $4,770,000 for the year ended December 31, 2023 compared to approximately $5,967,000 for 2022. The decrease in general and administrative expense was mainly attributable to decreases of approximately $792,000 in professional expenses, $488,000 in employee compensation, $141,000 in stock-based compensation and $92,000 in insurance expenses. These changes were offset by increases of approximately $145,000 in travel expenses, board of director compensation of $96,000, advertising and marketing of $68,000 and other general and administrative expenses of $7,000.

Research and Development Expense

Research and development expense was approximately $14,096,000 for the year ended December 31, 2023 compared to approximately $9,300,000 for 2022. The increase in research and development expenses during the period was mainly attributed to the timing of research organization (CRO) expenses and patient treatment costs related to continued progress with our clinical trial for Berubicin. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to begin to taper off throughout the remainder of the trial as we are no longer activating sites and no longer enrolling patients after January 2024. We expect our research and development costs to taper off in the future as we move toward completion of our clinical trial for Berubicin primarily due to patients moving from active treatment to follow-up leading to decreasing costs of treating and following these patients as more patients eventually succumb to their disease.

Other income (expense)

Interest income was approximately $28,000 and $0 for the years ended December 31, 2023 and 2022, respectively. Interest expense was approximately $14,000 and $7,000 for the years ended December 31, 2023 and 2022, respectively.

Net Loss

The net loss for the year ended December 31, 2023 was approximately $18,851,000 compared to approximately $15,274,000 for 2022. The change in net loss is primarily attributable to increased research and development costs.

Liquidity and Capital Resources

On December 31, 2023, we had cash of approximately $549,000 and we had a working capital deficit of approximately $4,542,000. We have historically funded our operations from proceeds from debt and equity sales.

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

On January 29, 2024, we entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim”) for the public offering of (i) 2,215,667 shares of our common stock; (ii) pre-funded warrants to purchase 11,117,667 shares of common stock; (iii) Series A Warrants to purchase up to an aggregate of 13,333,334 shares of common stock; and (iv) Series B Warrants to purchase up to an aggregate of 13,333,334 shares of common stock. The combined purchase price of one share of common stock and accompanying Series A & B common warrants was $0.30 and the combined purchase price of one pre-funded warrant and accompanying Series A & B common warrants was $0.299 (with the pre-funded warrants having an exercise price of $0.001). The closing of the sales of these securities occurred on February 1, 2024. The gross proceeds from the offering were approximately $4.0 million, before deducting the placement agent’s fees and other offering expenses.

Our plan of operations is primarily focused on completing a clinical trial for Berubicin. We estimate that we will require additional financing of approximately $15 to $17 million to complete the potentially pivotal Phase 2 trial for Berubicin (taking into account our cash on hand as of December 31, 2023 of approximately $0.5 million) plus such additional working capital to fund our operations during the pendency of the trial (with such operations estimated at $4.5 to $5.0 million per annum). If capital is available to fund WP1244/WP1874 preclinical work to prepare for a Phase 1 trial, we would need to raise an additional $5.0 million to support near-term development of that program. Our current expectation is that our cash on hand, combined with capital raised subsequent to December 31, 2023, is sufficient to fund our operations into the latter half of the second quarter of 2024. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

We will need to raise very significant additional capital in the near term in order to meet our past due and future obligations and execute our business plan. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful and if it is not successful we may need to cease operations entirely.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $14,140,000 and $10,558,000 for the years ended December 31, 2023 and 2022, respectively, and mainly included payments made for drug development (including the cost of our potentially pivotal trial of Berubicin), contract labor, officer compensation, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used in investing activities was approximately $4,000 and $4,000 for the years ended December 31, 2023 and 2022 and included payments for furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was approximately $4,637,000 and $15,613,000 for the years ended December 31, 2023 and 2022, respectively. We received net proceeds of approximately $2,318,000 from the issuance of common stock and $2,961,000 from the exercise of warrants during the year ended December 31, 2023.

Off-balance Sheet Arrangements

As of December 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Purchase Commitments

We do not have any material commitments for capital expenditures, although we are required to pay certain milestone fees and royalties to HPI and Reata as described in the section “Overview” above.

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

CNS Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CNS Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CNS Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas

April 1, 2024

CNS Pharmaceuticals, Inc.

Balance Sheets

	December 31, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$548,721	$10,055,407
Deferred offering costs	202,859	–
Prepaid expenses and other current assets	839,590	2,509,238
Total current assets	1,591,170	12,564,645

Noncurrent Assets:
Prepaid expenses, net of current portion	104,750	482,806
Property and equipment, net	4,933	5,664
Total noncurrent assets	109,683	488,470

Total Assets	$1,700,853	$13,053,115

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$5,832,162	$4,510,291
Notes payable	300,806	409,968
Total current liabilities	6,132,968	4,920,259

Total Liabilities	6,132,968	4,920,259

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 6,214,598 and 1,617,325 shares issued and outstanding, respectively	6,214	1,617
Additional paid-in capital	65,128,574	58,846,916
Accumulated deficit	(69,566,903)	(50,715,677)
Total Stockholders' Equity (Deficit)	(4,432,115)	8,132,856

Total Liabilities and Stockholders' Equity (Deficit)	$1,700,853	$13,053,115

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

	Year ended	Year ended
	December 31, 2023	December 31, 2022

Operating expenses:
General and administrative	$4,769,502	$5,967,052
Research and development	14,095,606	9,300,055

Total operating expenses	18,865,108	15,267,107

Loss from operations	(18,865,108)	(15,267,107)

Other income (expenses):
Interest income	27,687	–
Interest expense	(13,805)	(7,027)

Total other income (expense)	13,882	(7,027)

Net loss	$(18,851,226)	$(15,274,134)

Loss per share - basic	$(5.00)	$(11.22)
Loss per share - diluted	$(5.00)	$(11.22)

Weighted average shares outstanding - basic	3,767,372	1,361,737
Weighted average shares outstanding - diluted	3,767,372	1,361,737

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the years ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2021	949,052	$949	$41,603,791	$(35,441,543)	$6,163,197

Common stock issued for cash, net	463,316	463	16,037,630	–	16,038,093

Exercise of warrants	204,957	205	2,529	–	2,734

Stock-based compensation	–	–	1,202,966	–	1,202,966

Net loss	–	–	–	(15,274,134)	(15,274,134)

Balance December 31, 2022	1,617,325	1,617	58,846,916	(50,715,677)	8,132,856

Common stock issued for cash, net	852,936	853	2,316,746	–	2,317,599

Exercise of warrants, net	3,741,958	3,742	2,957,497	–	2,961,239

Stock-based compensation	2,379	2	1,007,415	–	1,007,417

Net loss	–	–	–	(18,851,226)	(18,851,226)

Balance December 31, 2023	6,214,598	$6,214	$65,128,574	$(69,566,903)	$(4,432,115)

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

	Years Ended	Years Ended
	December 31, 2023	December 31, 2022

Cash Flows from Operating Activities:
Net loss	$(18,851,226)	$(15,274,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,007,417	1,202,966
Depreciation	4,134	11,756
Write off of deferred offering cost	–	334,138
Loss on disposal of fixed assets	498	3,111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,377,275	860,451
Accounts payable and accrued expenses	1,321,871	2,303,897
Net cash used in operating activities	(14,140,031)	(10,557,815)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,901)	(4,422)
Net cash used in investing activities	(3,901)	(4,422)

Cash Flows from Financing Activities:
Payments of deferred offering costs	(202,859)	–
Payments on notes payable	(438,733)	(427,700)
Proceeds from exercise of warrants	2,961,239	2,734
Proceeds from sale of common stock	2,317,599	16,038,093
Net cash provided by financing activities	4,637,246	15,613,127

Net change in cash and cash equivalents	(9,506,686)	5,050,890

Cash and cash equivalents, at beginning of period	10,055,407	5,004,517

Cash and cash equivalents, at end of period	$548,721	$10,055,407

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,805	$8,094
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Prepaid expense financed with note payable	$329,571	$449,874

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

Liquidity and Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. Management believes that the cash on hand, combined with aggressive working capital management, will allow us to continue operating into but not beyond the latter half of the second quarter of 2024. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at December 31, 2023 was $298,721. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Impairment of Long-lived Assets - The Company evaluates its long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of a long-lived asset is measured by comparison of the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 4,240,063 common shares, unvested restricted stock units of 7,144 common shares, unvested performance units of 28,563 and options for 328,770 common shares, respectively. As of December 31, 2022, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 4,133,252 common shares, unvested restricted stock units of 9,523 common shares, unvested performance units of 28,563 and options for 93,001 common shares.

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

Note 3 – Note Payable

On November 28, 2023, the Company entered into a short-term note payable for an aggregate of $329,571, bearing interest at 9.74% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2024. As of December 31, 2023, the Company’s note payable balance was $300,806.

On November 14, 2022, the Company entered into a short-term note payable for an aggregate of $449,874, bearing interest at 5.88% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 31, 2023. As of December 31, 2023 and 2022, the Company’s note payable balance was $0 and $409,968, respectively.

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

Common Stock

2023

Pursuant to the terms of the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”), the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. During the year ended December 31, 2023, the Company sold 852,936 shares of common stock to the Agent for net proceeds of $2,317,599.

During the year ended December 31, 2023, the Company issued 3,741,958 shares of common stock from the exercise of warrants.

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

On December 30, 2022, the Board of Directors of the Company appointed Faith Charles as an independent member of the Company’s Board of Directors and as Chairperson of the Board of Directors. Ms. Charles receives an annual retainer for her service as Chairperson of $30,000 and, on the date of her appointment, was granted a ten-year option to purchase 3,500 shares of Company common stock at an exercise price of $2.40 vesting in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $7,091.

On March 29, 2023, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $550,750 to the officers of the Company. In addition, the officers and an employee were awarded a total of 29,988 options with a ten-year term at an exercise price of $0.996. Of the options issued, 50% vest over 2 years and 50% vest upon the Company’s common stock price exceeding various closing prices ranging from $6.00 - $24.00 per share. The total fair value of these option grants at issuance was $25,820.

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

During the years ended December 31, 2023 and 2022, the Company recognized $949,982 and $1,149,364 of stock-based compensation, respectively, related to outstanding stock options. At December 31, 2023, the Company had $718,042 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	95,501	$67.50
Granted	–	–
Exercised	–	–
Forfeited	(2,500)	70.50
Expired	–	–
Outstanding, December 31, 2022	93,001	67.42
Granted	235,777	1.78
Exercised	–	–
Forfeited	(8)	120.00
Expired	–	–
Outstanding, December 31, 2023	328,770	$20.35
Exercisable, December 31, 2023	85,769	$62.02

The aggregate fair value of the options measured during the year ended December 31, 2023 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Year Ended December 31, 2023
Fair value of common stock on measurement date	$1.00 to $2.40 per share
Risk free interest rate (1)	3.38% to 4.37%
Volatility (2)	114.13% to 118.09%
Dividend yield (3)	0%
Expected term (in years)	5.5 – 6.3

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

As of December 31, 2023, the outstanding stock options have a weighted average remaining term of 8.54 years and the aggregate intrinsic value of options vested and outstanding was $8,217. As of December 31, 2023, there were no awards remaining to be issued under the 2017 Plan and 545,610 awards remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2023 and 2022:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	140,512	$142.83
Granted	4,237,900	2.88
Exercised	(204,957)	0.01
Forfeited	–	–
Expired	(40,203)	330.00
Outstanding, December 31, 2022	4,133,252	4.35
Granted	3,849,900	1.29
Exercised	(3,741,958)	0.84
Forfeited	–	–
Expired	(1,131)	30.91
Outstanding, December 31, 2023	4,240,063	$3.88

On October 16, 2023, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder of certain existing warrants (“Holder”) to receive new warrants to purchase up to a number of shares of common stock equal to 200% (the “Inducement Warrants”) of the number of warrant shares issued pursuant to the exercise of such certain existing warrants to purchase shares of common stock (the “Existing Warrants”) pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase up to 1,878,000 shares of the Company’s common stock, at a Reduced Exercise Price (as defined below), in exchange for the Company’s agreement to issue the Inducement Warrants to purchase up to 3,756,000 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Existing Warrants consist of: (i) warrants, originally issued on December 22, 2020 and amended on December 5, 2022; (ii) warrants, originally issued on January 10, 2022 and amended on December 5, 2022; and (iii) warrants issued on December 5, 2022. Pursuant to the Inducement Letter, the exercise price for such Existing Warrants was reduced to $1.28 per share (the “Reduced Exercise Price”). In connection with the warrant inducement, the Company estimated the fair value of the warrants based on the Black-Scholes option pricing model and recorded a deemed dividend to additional paid in capital of $5,571,694.

The aggregate fair value of the warrants measured during the year ended December 31, 2023 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Year Ended December 31, 2023
Fair value of common stock on measurement date	$1.62 per share
Risk free interest rate (1)	4.72%
Volatility (2)	124.66%
Dividend yield (3)	0%
Expected term (in years)	4.2 – 5.0

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

During the year ended December 31, 2023, the Company received $2,961,239 in net cash proceeds from the exercise of 1,787,000 warrants issued at an exercise price of $1.28, 238,958 warrants previously issued at an exercise price of $3.03 and 1,625,000 warrants previously issued at an exercise price of $0.001.

During the year ended December 31, 2022, the Company received $2,734 in cash proceeds from the exercise of 204,957 warrants previously issued at an exercise price range of $0.01 to $0.03.

As of December 31, 2023 the outstanding and exercisable warrants have a weighted average remaining term of 4.64 years and had no intrinsic value.

Restricted Stock Units

On April 28, 2022, the Compensation Committee approved cash bonuses totaling $213,000 to the officers of the Company. In addition, the officers and employees were awarded a total of 9,523 Restricted Stock Units that partially vest over 4 years. The Company valued the RSUs based on the stock price at grant which total $95,399.

During the years ended December 31, 2023 and 2022, the Company recognized $23,850 and $17,887 of stock-based compensation, related to outstanding RSUs, respectively. At December 31, 2023, the Company had $53,661 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the years ended December 31, 2023 and 2022:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2021	–	$–
Granted	9,523	10.02
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2022	9,523	10.02
Granted	–	–
Vested	(2,379)	–
Forfeited	–	–
Non-vested, December 31, 2023	7,144	$10.02

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

During the years ended December 31, 2023 and 2022, the Company recognized $15,203 and $21,928 for vesting term (i), $18,382 and $13,787 for vesting (ii) and $0 and $0 for vesting term (iii), related to outstanding stock PUs, respectively. At December 31, 2023, the Company had $100,362 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the years ended December 31, 2023 and 2022:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2021	–	$–
Granted	28,563	5.94
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2022	28,563	5.94
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2023	28,563	$5.94

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members. The Scientific Advisory board consisted of Dr. Waldemar Priebe, our founder and related party, and Dr. Sigmond Hsu. Each scientific advisory board member shall receive annual cash compensation of $68,600. During the year ended December 31, 2022, the Company paid $76,087 related to the Scientific Advisory Board compensation. As of August 25, 2022, Dr. Waldemar Priebe is no longer a member of the Scientific Advisory Board. As of December 31, 2023, the Company has accrued $168,734 related to Mr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 6,667 shares of the Company’s common stock valued at $1.35 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the years ended December 31, 2023 and 2022, the Company recognized $50,000 and $275,000, respectively, related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. During the years ended December 31, 2023 and 2022, the Company expensed $0 and $41,075 respectively related to the purchase of pharmaceutical products from HPI.

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

On November 21, 2022, CNS entered into an Investigational Medicinal Product Supply Agreement with Pomeranian Medical University (“PUM”) in Szczecin, Poland. CNS agreed to sell berubicin hydrochloride drug product (and related reference standards) to PUM at a discount to the historical cost of manufacturing so that PUM may conduct an investigator-initiated clinical trial of Berubicin in CNS lymphomas. PUM agreed to pay CNS the following payments: (i) PLN 5,870 upon delivery of 2 vials each of berubicin and berubicinol reference standards, (ii) PLN 873,201 upon delivery of a first batch of 150 berubicin drug product vials, and (iii) PLN 873,201 upon delivery of a second batch of 150 berubicin drug product vials. As of December 31, 2022, the reference standards were delivered, and the Company recognized $1,302 in accounts receivable and as a reduction to research and development expense. In April 2023, the first batch of berubicin drug product vials were delivered, and the Company recognized $196,303 in accounts receivable and as a reduction to research and development expense. As of December 31, 2023, the outstanding accounts receivable balance of $197,605 was collected in full.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. During the years ended December 31, 2023 and 2022, the Company paid $55,092 and $58,222, respectively.

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

Nasdaq Capital Markets Listing Qualifications

On August 17, 2023, we received a letter from the Listing Qualifications Department of Nasdaq which notified us that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(1), which requires that we maintain a minimum of $2.5 million in stockholders’ equity, and that we also did not, at such time, meet the alternatives of market value of listed securities or net income from continuing operations set forth in the Listing Rule.

The letter did not have any immediate effect on the listing of our common stock on Nasdaq and we had 45 calendar days to submit a plan to regain compliance. We timely submitted our plan to regain compliance with the Listing Rule, our plan was accepted and the Staff granted an extension until February 13, 2024 to evidence compliance.

On February 14, 2024, the Staff notified the Company that it had not complied with the Listing Rule and as such did not meet the terms of the extension. The Staff letter stated that unless the Company timely requests a hearing before a Hearings Panel, the Company would be subject to delisting. Accordingly, the Company timely requested a hearing before the Panel, with such hearing scheduled for April 18, 2024. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, the Panel has the discretion to grant the Company an extension not to exceed August 12, 2024.

Note 6 – Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Income tax benefit computed at the statutory rate	$3,959,000	$3,206,000
Tax effect of:
True-ups and non-deductible expenses	118,000	(194,000)
Change in valuation allowance	(4,077,000)	(3,012,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2023	2022
Deferred income tax assets
Net operating losses	$6,672,000	$8,603,000
Stock-based compensation	873,000	715,000
Capitalized 174 expenses	5,420,000	–
Deferred income tax liability
Prepaid expenses	(198,000)	(628,000)
Valuation allowance	(12,767,000)	(8,690,000)
Net deferred income tax assets	$–	$–

As of December 31, 2023, the Company has an operating loss carry forward of approximately $31,771,000, which expires commencing in 2037.

Note 7 – Subsequent Events

On January 29, 2024, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim” and collectively with AGP, the “Placement Agents”) (the “Placement Agreement”) for the public offering by the Company of (i) 2,215,667 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (ii) pre-funded warrants to purchase 11,117,667 shares of Common Stock (the “Pre-Funded Warrants”); (iii) Series A Warrants to purchase up to an aggregate of 13,333,334 shares of Common Stock (the “Series A Warrants”); and (iv) Series B Warrants to purchase up to an aggregate of 13,333,334 shares of Common Stock (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants)). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of Common Stock and accompanying Common Warrants was $0.30 and the combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $0.299. In connection with the offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors that participated in the offering. As of April 1, 2024, 2,204,667 of the Pre-Funded Warrants have been exercised.

The closing of the sales of these securities occurred on February 1, 2024. The gross proceeds to the Company from the offering were $3,988,883, before deducting the placement agents’ fees and other offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants.

On January 29, 2024, the Company entered into a warrant amendment agreement (the “Warrant Amendment”) pursuant to which the Company agreed, subject to shareholder approval, to amend certain existing warrants to purchase up to an aggregate of 3,756,000 shares of Common Stock at an exercise price of $1.28 per share and a termination date of October 16, 2028, so that the amended warrants will have a reduced exercise price of $0.30 per share and a new termination date of February 1, 2029. If shareholder approval is not received, such existing warrants will have an exercise price equal to the Nasdaq minimum price on the six-month anniversary of February 1, 2024 and a new termination date of February 1, 2029. The other terms of such warrants will remain unchanged.

On January 19, 2024, the Company approved the issuance of 12,420 options to Ms. Mahery as compensation for her appointment to our Board of Directors. The options have a ten-year term at an exercise price of $0.253 and vest in 36 equal monthly installments succeeding the issuance date.

On February 27, 2024, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The notification received had no immediate effect on our Nasdaq listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Bid Price Rule”), we have been provided an initial period of 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Rule. If, at any time before that date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10, though generally not more than 20, consecutive business days as required under the compliance period rule, Nasdaq will provide written notification to us that we are in compliance with the Bid Price Rule. If we are not in compliance with the Bid Price Rule by August 26, 2024, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split.

In March 2024, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $240,608 to the officers of the Company payable upon completion of a subsequent round of financing and a determination by the Board that such financing is sufficient for the Company's needs after payment of such bonus.

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

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2023 due to a lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	364,478	$18.55	545,610
Equity compensation plans not approved by security holders (2)	8,377	$92.53	–

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2017 and 2020 Stock Plans.
(2)	Consists of warrants issued to the underwriter in our IPO and follow-on offerings and to consultants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

	1.	Financial Statements. Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

	2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

	3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 28, 2022)

3.3	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 3.1 to the Company’s Form 8-K filed August 15, 2023)

4.1	Form of warrant issued to convertible debt holders (filed as exhibit 3.2 to the Company’s Form 1-A file no. 024-10855)

4.2	Form of Underwriter Warrant (filed as exhibit 4.4 to the Company’s Form S-1 file no. 333-231443)

4.3	Description of Securities of CNS Pharmaceuticals, Inc. (filed as exhibit 4.3 to the Company’s Form 10-K/A filed April 30, 2021)

4.4	Form of Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.5	Form of Pre-Funded Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.6	Form of Pre-Funded Warrant issued in November 2023 offering (filed as exhibit 4.7 to the Company’s Form S-1 file no. 333-267975)

4.7	Form of Common Warrant issued in November 2023 offering (filed as exhibit 4.8 to the Company’s Form S-1 file no. 333-267975)

4.8	Form of Placement Agent Warrant issued in November 2023 offering (filed as exhibit 4.9 to the Company’s Form S-1 file no. 333-267975)

4.9	Form of Inducement Warrant issued in October 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 17, 2023)

Exhibit Number	Description of Document

4.10	Form of Series A Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.11	Form of Series B Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.12	Form of Pre-Funded Warrant issued January 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5 **	Consulting Agreement between CNS Pharmaceuticals, Inc. and Fresh Notion Financial Services dated July 27, 2017 (filed as exhibit 6.5 to the Company’s Form 1-A file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form S-1 Amendment file no. 333-232443)

10.9 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form S-1 Amendment file no. 333-232443)

10.10 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form S-1 Amendment file no. 333-232443)

10.11 +	Patent and Technology License Agreement with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center, dated January 10, 2020 (filed as exhibit 10.11 to the Company’s Form 10-K filed March 12, 2020)

10.13	Development Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals dated March 20, 2020 (filed as exhibit 10.1 to the Company’s Form 8-K filed March 26, 2020)

10.14 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (as amended) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 19, 2023)

10.15**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.16	Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (filed as exhibit 1.1 to the Company’s Form 8-K filed February 12, 2021)

Exhibit Number	Description of Document

10.17	Form of Registration Rights Agreement to investors in January 2022 offering (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

10.18	Non-Employee Director Compensation Policy effective July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 12, 2022)

10.19	Form of Placement Agent Agreement in November 2023 offering (filed as exhibit 10.21 to the Company’s Form S-1 file no. 333-267975)

10.20	Form of Inducement Letter entered into in October 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 17, 2023)

10.21	Form of Securities Purchase Agreement in January 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.22	Form of Amendment to Common Stock Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.23	Placement Agent Agreement dated January 29, 2024 by and among CNS Pharmaceuticals, Inc., A.G.P./Alliance Global Partners and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

23.1 *	Consent of MaloneBailey LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97 *	CNS Pharmaceuticals, Inc. Restatement Recoupment Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: April 1, 2024	By:	/s/ John Climaco
John Climaco
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: April 1, 2024	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 1, 2024	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 1, 2024	/s/ Faith Charles
Faith Charles
Director

Date: April 1, 2024	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: April 1, 2024	/s/ Carl Evans
Carl Evans
Director

Date:April 1, 2024	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: April 1, 2024	/s/ Bettina Cockroft
Bettina Cockroft
Director

Date: April 1, 2024	/s/ Amy Mahery
Amy Mahery
Director

