Form 10-Q
period 2024-03-31
CNS Pharmaceuticals, Inc.
filed 2024-05-15
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 15, 2024 was 11,851,932.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$815,226	$548,721
Deferred offering costs	–	202,859
Prepaid expenses and other current assets	786,050	839,590
Total current assets	1,601,276	1,591,170

Noncurrent Assets:
Prepaid expenses, net of current portion	55,296	104,750
Property and equipment, net	4,305	4,933
Total noncurrent assets	59,601	109,683

Total Assets	$1,660,877	$1,700,853

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$5,878,298	$5,832,162
Notes payable	213,104	300,806
Total current liabilities	6,091,402	6,132,968

Total Liabilities	6,091,402	6,132,968

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 75,000,000 shares authorized and 10,668,932 and 6,214,598 shares issued and outstanding, respectively	10,669	6,214
Additional paid-in capital	68,670,457	65,128,574
Accumulated deficit	(73,111,651)	(69,566,903)
Total Stockholders' Equity (Deficit)	(4,430,525)	(4,432,115)

Total Liabilities and Stockholders' Equity (Deficit)	$1,660,877	$1,700,853

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Operating expenses:
General and administrative	$1,114,442	$1,358,752
Research and development	2,430,412	3,567,759

Total operating expenses	3,544,854	4,926,511

Loss from operations	(3,544,854)	(4,926,511)

Other income (expenses):
Interest income	6,731	–
Interest expense	(6,625)	(5,436)

Total other income (expense)	106	(5,436)

Net loss	$(3,544,748)	$(4,931,947)

Loss per share - basic	$(0.41)	$(2.59)
Loss per share - diluted	$(0.41)	$(2.59)

Weighted average shares outstanding - basic	8,712,680	1,906,494
Weighted average shares outstanding - diluted	8,712,680	1,906,494

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the three months ended March 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2023	6,214,598	$6,214	$65,128,574	$(69,566,903)	$(4,432,115)

Common stock issued for cash, net	2,215,667	2,216	3,328,784	–	3,331,000

Exercise of warrants, net	2,238,667	2,239	10,166	–	12,405

Stock-based compensation	–	–	202,933	–	202,933

Net loss	–	–	–	(3,544,748)	(3,544,748)

Balance, March 31, 2024	10,668,932	$10,669	$68,670,457	$(73,111,651)	$(4,430,525)

Balance December 31, 2022	1,617,325	$1,617	$58,846,916	$(50,715,677)	$8,132,856

Exercise of warrants	609,000	609	–	–	609

Stock-based compensation	–	–	290,313	–	290,313

Net loss	–	–	–	(4,931,947)	(4,931,947)

Balance, March 31, 2023	2,226,325	$2,226	$59,137,229	$(55,647,624)	$3,491,831

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities:
Net loss	$(3,544,748)	$(4,931,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	202,933	290,313
Depreciation	818	1,279
Gain on disposal of fixed assets	(190)	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	102,994	692,222
Accounts payable and accrued expenses	46,136	(876,459)
Net cash used in operating activities	(3,192,057)	(4,824,592)

Cash Flows from Financing Activities:
Payments on notes payable	(87,702)	(120,893)
Proceeds from exercise of warrants	12,405	609
Proceeds from sale of common stock	3,533,859	–
Net cash provided by (used in) financing activities	3,458,562	(120,284)

Net change in cash and cash equivalents	266,505	(4,944,876)

Cash and cash equivalents, at beginning of period	548,721	10,055,407

Cash and cash equivalents, at end of period	$815,226	$5,110,531

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,625	$5,436
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of deferred offering costs to equity	$202,859	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2024. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2023 included in our Form 10-K filed with the SEC on April 1, 2024 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of March 31, 2024 was $565,226. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 39,785,731 common shares, unvested restricted stock units of 7,144 common shares, unvested performance units of 28,563 and options for 341,190 common shares, respectively. As of March 31, 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 3,524,252 common shares, unvested restricted stock units of 9,523 common shares, unvested performance units of 28,563 and options for 126,489 common shares, respectively.

Note 3 – Note Payable

On November 28, 2023, the Company entered into a short-term note payable for an aggregate of $329,571, bearing interest at 9.74% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2024. As of March 31, 2024 the Company’s note payable balance was $213,104.

Note 4 – Equity

The Company has authorized 75,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors. On May 2, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of the Company’s authorized shares of common stock from 75,000,000 shares to 300,000,000 shares.

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

Common Stock

On January 29, 2024, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim” and collectively with AGP, the “Placement Agents”) (the “Placement Agreement”) for the public offering by the Company of (i) 2,215,667 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (ii) pre-funded warrants to purchase 11,117,667 shares of Common Stock (the “Pre-Funded Warrants”); (iii) Series A Warrants to purchase up to an aggregate of 13,333,334 shares of Common Stock (the “Series A Warrants”); and (iv) Series B Warrants to purchase up to an aggregate of 13,333,334 shares of Common Stock (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants)). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of Common Stock and accompanying Common Warrants was $0.30 and the combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $0.299. In connection with the offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors that participated in the offering. As of April 1, 2024, 2,204,667 of the Pre-Funded Warrants have been exercised. The closing of the sales of these securities occurred on February 1, 2024. The net proceeds to the Company from the offering were $3,331,000, after deducting the placement agents’ fees and other offering expenses.

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

On January 19, 2024, the Board of Directors of the Company approved the issuance of 12,420 options to Ms. Mahery as compensation for her appointment to our Board of Directors. The options have a ten-year term at an exercise price of $0.253 and vest in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $2,728.

During the three months ended March 31, 2024 and 2023, the Company recognized $192,375 and $272,446 of stock-based compensation, respectively, related to outstanding stock options. At March 31, 2024, the Company had $528,432 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	328,770	$20.35
Granted	12,420	0.25
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2024	341,190	$19.62
Exercisable, March 31, 2024	99,920	$58.39

The aggregate fair value of the options measured during the three months ended March 31, 2024 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Three Months Ended December 31, 2024
Fair value of common stock on measurement date	$0.253 per share
Risk free interest rate (1)	3.80%
Volatility (2)	113.08%
Dividend yield (3)	0%
Expected term (in years)	6.5

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company's peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

As of March 31, 2024, the outstanding stock options have a weighted average remaining term of 8.35 years and aggregate intrinsic value of options vested and outstanding of $1,354. As of March 31, 2024, there were no awards remaining to be issued under the 2017 Plan and 533,190 awards remaining to be issued under the 2020 Plan.

Stock Warrants

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

During the three months ended March 31, 2024, the Company received $12,405 in cash proceeds from the exercise of 2,204,667 warrants issued at an exercise price of $0.299 and 34,000 warrants previously issued at an exercise price of $0.30.

The following table summarizes the stock warrant activity for the three months ended March 31, 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	4,240,063	$3.88
Granted	37,784,335	0.30
Exercised	(2,238,667)	0.30
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2024	39,785,731	$0.59
Exercisable, March 31, 2024	39,785,731	$0.59

As of March 31, 2024, the outstanding and exercisable warrants have a weighted average remaining term of 3.65 years and had no aggregate intrinsic value.

Restricted Stock Units

On April 28, 2022, the Compensation Committee approved cash bonuses totaling $213,000 to the officers of the Company. In addition, the officers and employees were awarded a total of 9,523 Restricted Stock Units that partially vest over 4 years. The Company valued the RSUs based on the stock price at grant which total $95,399.

During the three months ended March 31, 2024, the Company recognized $5,962 of stock-based compensation, related to outstanding stock RSUs. At March 31, 2024, the Company had $47,699 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the three months ended March 31, 2024:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2023	7,144	$10.02
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, March 31, 2024	7,144	$10.02

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

During the three months ended March 31, 2024, the Company recognized $4,596 related to outstanding stock PUs. At March 31, 2024, the Company had $95,766 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the three months ended March 31, 2024:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2023	28,563	$5.94
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, March 31, 2024	28,563	$5.94

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members. The Scientific Advisory board consisted of Dr. Waldemar Priebe, our founder and related party, and Dr. Sigmond Hsu. Each scientific advisory board member shall receive annual cash compensation of $68,600. As of August 25, 2022, Dr. Waldemar Priebe is no longer a member of the Scientific Advisory Board. On March 14, 2024, the Board of Directors terminated the cash compensation program for the Scientific Advisory Board. As of March 31, 2024, the Company has accrued $185,884 related to Mr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 6,667 shares of the Company’s common stock valued at $1.35 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the three months ended March 31, 2024 and 2023, the Company recognized $12,500 and $12,500 related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. On May 14, 2024, the Company provided notice to HPI of its intent to terminate the HPI License effective on or about July 14, 2024.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. The Company has not met the commercial diligence milestones and has not paid the annual maintenance fee required as of the date hereof. On April 25, 2024, UTMDACC provided notice to the Company of its intent to terminate the WP1244 Agreement if the Company fails to pay the annual maintenance fee of $50,000, as well as $1,300 in expenses. As of the date hereof, the Company has not determined whether to cure the foregoing defaults. If the Company fails to cure the defaults, on May 25, 2024, the WP1244 Agreement will terminate.. During the three months ended March 31, 2024 and 2023, the Company paid $694 and $11,744, respectively.

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

Nasdaq Capital Markets Listing Qualifications

On August 17, 2023, the Company was notified by the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) that the Company was not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b). On February 27, 2024, the Staff notified the Company that it did not comply with the $1.00 minimum bid price requirement set forth under Listing Rule 5550(a)(2). On February 14, 2024, the Company was notified that because it had not regained compliance with the Nasdaq equity requirement, its securities would be delisted unless it requested a hearing. On February 21, 2024, the Company requested a hearing, which was held on April 18, 2024.

On May 6, 2024, the Company received notification from the Nasdaq Hearings Panel (“Panel”) that it has granted an extension until July 15, 2024, to demonstrate compliance with Listing Rules 5550(a)(2) and 5550(b). The Company intends to implement its plan to meet the milestones set forth by the Panel prior to July 15, 2024.

Note 6 – Subsequent Events

On April 7, 2024, the Compensation Committee recommended, and the Board approved such recommendation, equity grants for service in 2023 from the Stock Plan a total of 179,000 Options that vest over 3 years, and 179,000 Restricted Stock Units which vest over 2 years.

On April 30, 2024, the Company held its scheduled 2024 Annual Meeting of Stockholders at which the Company’s stockholders approved amendments to the Company's 2020 Equity Plan (the “2020 Plan”) including an increase in the number of shares of common stock, par value $0.001 per share, authorized for issuance under the 2020 Plan by 3,500,000 shares. As amended, the number of shares of the common stock that may be issued under the 2020 Plan is 4,345,800 shares (this includes the 3,500,000 share increase).

Subsequent to March 31, 2024, a total of 1,183,000 Warrants (exercisable into one share of common stock at a price per share of $0.001) were exercised by investors.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2023, available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2023 and in other filings made by us from time to time with the SEC.

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

Berubicin was discovered at UTMDACC by Dr. Waldemar Priebe, the founder of the Company. Through a series of transactions, Berubicin was initially licensed to Reata. Reata initiated several Phase I clinical trials with Berubicin for CNS malignancies, one of which was for malignant gliomas, but subsequently allowed their IND with the FDA to lapse for strategic reasons. This required us to obtain a new IND for Berubicin before beginning further clinical trials. On December 17, 2020, we announced that our IND application with the FDA for Berubicin for the treatment of Glioblastoma Multiforme was in effect. We initiated this trial for patient enrollment during the second quarter of 2021 with the first patient dosed during the third quarter of 2021 to investigate the safety and efficacy of Berubicin in adults with Glioblastoma Multiforme who have failed first-line therapy. The first patient on the trial was treated during the third quarter of 2021. Correspondence between the Company and the FDA resulted in modifications to our initial trial design, including designating overall survival (OS) as the primary endpoint of the study. OS is a rigorous endpoint that the FDA has recognized as a basis for approval of oncology drugs when a statistically significant improvement can be shown relative to a randomized control arm.

The current trial being conducted will evaluate the safety and efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease, and results will be compared to the safety and efficacy of Lomustine, a current standard of care in this setting, with a 2 to 1 randomization of the 252 patients to Berubicin or Lomustine. Patients receiving Berubicin are administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (a 21-day cycle). Lomustine is administered orally once every six weeks. The trial design included a pre-planned, non-binding interim futility analysis. We reached the criteria required by the study protocol to conduct this interim futility analysis, which an independent Data Safety Monitoring Board (“DSMB”) is responsible for conducting. The DSMB’s charter mandated that they review the primary endpoint, Overall Survival, as well as secondary endpoints and safety data to determine whether the efficacy data for the risk-benefit profile warrants modification or discontinuation of the study. On December 18, 2023, we released the DSMB’s recommendation which was to continue the study without modification. Management remains blinded to the data underlying the recommendation of the DSMB. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, who controls a majority of our shares. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a New Drug Application (“NDA”) for Berubicin; and (v) 6,667 shares of our common stock. The patents we licensed from HPI expired in March 2020. On May 14, 2024, the Company provided notice to HPI of its intent to terminate the HPI License effective on or about July 14, 2024.

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

On January 10, 2020, we entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of the UTMDACC. Pursuant to the WP1244 Agreement, we obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to our portfolio of WP1244 drug technology. In consideration, we must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) for sales of licensed products developed under the WP1244 Agreement. The term of the WP1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the WP1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate the WP1244 Agreement in the event that we fail to meet certain commercial diligence milestones. We have not met the commercial diligence milestones and have not paid the annual maintenance fee required as of the date hereof. On April 25, 2024, UTMDACC provided notice to us if its intent to terminate the WP1244 Agreement if we fail to pay the annual maintenance fee of $50,000, as well as $1,300 in expenses. As of the date hereof, the we have not determined whether to cure the foregoing defaults. If we fail to cure the defaults, on May 25, 2024, the WP1244 Agreement will terminate.

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

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

General and Administrative Expense

General and administrative expense was approximately $1,114,000 for the three months ended March 31, 2024 compared to approximately $1,359,000 for the comparable period in 2023. The decrease in general and administrative expense was mainly attributable to decreases of approximately $118,000 in legal and professional expenses, $20,000 in insurance expenses and $58,000 in stock compensation, $39,000 in travel expenses and $29,000 in other general and administrative expenses, which were offset by increases of approximately $19,000 in marketing and advertising expenses.

Research and Development Expense

Research and development expense was approximately $2,430,000 for the three months ended March 31, 2024 compared to approximately $3,568,000 for the comparable period in 2023. The decrease in research and development expenses during the period were mainly attributed to the timing of research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to remain relatively consistent with the current quarter throughout the remainder of the trial as site activation efforts and the associated costs thereof transition into reimbursing clinical trial sites for patient treatment costs as site and patient enrollment increases. We expect to incur increased research and development costs in the future as we continue our Phase II clinical trial.

Net Loss

The net loss for the three months ended March 31, 2024 was approximately $3,545,000 compared to approximately $4,932,000 for the comparable period in 2023. The change in net loss is attributable to an decrease in CRO expenses related to continued progress with our Phase II clinical trial, as well as decreases in legal and professional fees and other expenses.

Liquidity and Capital Resources

On March 31, 2024, we had cash of approximately $815,000 and we had a working capital deficit of approximately $4,490,000. We fund our operations from proceeds from equity sales.

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

Our plan of operations is primarily focused on completing a clinical trial for Berubicin. We estimate that we will require additional financing of approximately $13 to $15 million to complete the potentially pivotal Phase 2 trial for Berubicin (taking into account our cash on hand as of March 31, 2024 of approximately $0.8 million) plus such additional working capital to fund our operations during the pendency of the trial (with such operations estimated at $4.5 to $5.0 million per annum). If capital is available to fund WP1244/WP1874 preclinical work to prepare for a Phase 1 trial, we would need to raise an additional $5.0 million to support near-term development of that program. Our current expectation is that our cash on hand is sufficient to fund our operations into the latter half of the second quarter of 2024. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $3,192,000 and $4,825,000 for the three months ended March 31, 2024 and 2023, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was approximately $3,459,000 for the three months ended March 31, 2024, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable. Net cash used in financing activities was approximately $120,000 for the three months ended March 31, 2023, related to the repayment of notes payable, which were offset by the exercise of warrants.

Off-balance Sheet Arrangements

As of March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

In addition to the other information set forth in this report, you should carefully consider the factors set forth below and discussed in the section entitled “Risk Factors” in our 2023 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market by July 15, 2024, our common stock will be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for shareholders to sell their shares.

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

On August 17, 2023, we were notified by the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b). On February 27, 2024, the Staff notified us that we did not comply with the $1.00 minimum bid price requirement set forth under Listing Rule 5550(a)(2). On February 14, 2024, we were notified that because we had not regained compliance with the Nasdaq equity requirement, our securities would be delisted unless it requested a hearing. On February 21, 2024, we requested a hearing, which was held on April 18, 2024.

On May 6, 2024, we received notification from the Nasdaq Hearings Panel (“Panel”) that it has granted an extension until July 15, 2024, to demonstrate compliance with Listing Rules 5550(a)(2) and 5550(b). We intend to implement a plan to meet the milestones set forth by the Panel prior to July 15, 2024, but such plan will require, among other items, the completion of a significant financing for which we have no commitments.

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

On January 10, 2020, Company entered into a Patent and Technology License Agreement (“Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the Agreement. The term of the Agreement expires on the last to occur of: (a) the expiration of all patents subject to the Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. The Company has not met the commercial diligence milestones and has not paid the annual maintenance fee required as of the date hereof. On April 25, 2024, UTMDACC provided notice to the Company if its intent to terminate the WP1244 Agreement if the Company fails to pay the annual maintenance fee of $50,000, as well as $1,300 in expenses. As of the date hereof, the Company has not determined whether to cure the foregoing defaults. If the Company fails to cure the defaults, on May 25, 2024, the WP1244 Agreement will terminate. There are no termination penalty provisions in the Agreement.

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). Under the HPI License the Company obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. On May 14, 2024, the Company provided notice to HPI of its intent to terminate the HPI License effective on or about July 14, 2024. As the patents under HPI License have expired, the Company does not believe the termination of the HPI License will effect its ability to continue its development of Berubicin. There are no penalty provisions in the HPI License related to such termination.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to exhibit 3.1 of the Form 8-K filed May 3, 2024)
4.1	Form of Series A Common Warrant issued in January 2024 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed February 2, 2024)
4.2	Form of Series B Common Warrant issued in January 2024 offering (incorporated by reference to exhibit 4.2 of the Form 8-K filed February 2, 2024)
4.3	Form of Pre-Funded Warrant issued in January 2024 offering (incorporated by reference to exhibit 4.3 of the Form 8-K filed February 2, 2024)
10.1	Placement Agent Agreement dated January 29, 2024 by and among CNS Pharmaceuticals, Inc., A.G.P./Alliance Global Partners and Maxim Group LLC (incorporated by reference to exhibit 1.1 of the Form 8-K filed February 2, 2024)
10.2	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 2, 2024)
10.3	Form of Amendment to Common Stock Purchase Warrants (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 2, 2024)
10.4	CNS Pharmaceuticals, Inc. 2020 Equity Plan (as amended April 30, 2024) (incorporated by reference to exhibit 10.1 of the Form 8-K filed May 3, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	May 15, 2024
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	May 15, 2024
Christopher Downs	(principal financial and accounting officer)

