Form 10-Q
period 2024-06-30
CNS Pharmaceuticals, Inc.
filed 2024-08-14
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June, 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2024 was 32,146,403.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$1,491,559	$548,721
Deferred offering costs	16,750	202,859
Prepaid expenses and other current assets	637,087	839,590
Total current assets	2,145,396	1,591,170

Noncurrent Assets:
Prepaid expenses, net of current portion	320,320	104,750
Property and equipment, net	3,553	4,933
Total noncurrent assets	323,873	109,683

Total Assets	$2,469,269	$1,700,853

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$6,639,622	$5,832,162
Notes payable	123,248	300,806
Total current liabilities	6,762,870	6,132,968

Total Liabilities	6,762,870	6,132,968

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 300,000,000 shares authorized and 1,443,274 and 124,306 shares issued and outstanding, respectively	1,443	124
Additional paid-in capital	71,347,360	65,134,664
Accumulated deficit	(75,642,404)	(69,566,903)
Total Stockholders' Equity (Deficit)	(4,293,601)	(4,432,115)

Total Liabilities and Stockholders' Equity (Deficit)	$2,469,269	$1,700,853

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating expenses:
General and administrative	$1,411,573	$1,179,833	$2,526,015	$2,538,585
Research and development	1,116,562	2,845,553	3,546,974	6,413,312

Total operating expenses	2,528,135	4,025,386	6,072,989	8,951,897

Loss from operations	(2,528,135)	(4,025,386)	(6,072,989)	(8,951,897)

Other income (expenses):
Interest income	1,845	7,802	8,576	7,802
Interest expense	(4,463)	(3,650)	(11,088)	(9,086)

Total other income (expense)	(2,618)	4,152	(2,512)	(1,284)

Net loss	$(2,530,753)	$(4,021,234)	$(6,075,501)	$(8,953,181)

Loss per share - basic	$(6.72)	$(51.86)	$(22.08)	$(154.70)
Loss per share - diluted	$(6.72)	$(51.86)	$(22.08)	$(154.70)

Weighted average shares outstanding - basic	376,643	77,547	275,113	57,874
Weighted average shares outstanding - diluted	376,643	77,547	275,113	57,874

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the six months ended June 30, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2023	124,306	$124	$65,134,664	$(69,566,903)	$(4,432,115)

Common stock issued for cash, net	44,314	44	3,330,954	–	3,330,998

Exercise of warrants, net	44,774	45	12,360	–	12,405

Stock-based compensation	–	–	202,933	–	202,933

Net loss	–	–	–	(3,544,748)	(3,544,748)

Balance, March 31, 2024	213,394	213	68,680,911	(73,111,651)	(4,430,527)

Common stock issued for cash and warrants, net	904,000	904	2,423,509	–	2,424,413

Exercise of warrants, net	208,260	208	8,713	–	8,921

Stock-based compensation	–	–	234,345	–	234,345

Adjustment related to reverse stock split	117,620	118	(118)	–	–

Net loss	–	–	–	(2,530,753)	(2,530,753)

Balance, June 30, 2024	1,443,274	$1,443	$71,347,360	$(75,642,404)	$(4,293,601)

Balance December 31, 2022	32,347	$32	$58,848,501	$(50,715,677)	$8,132,856

Exercise of warrants	12,180	12	597	–	609

Stock-based compensation	–	–	290,313	–	290,313

Net loss	–	–	–	(4,931,947)	(4,931,947)

Balance, March 31, 2023	44,527	44	59,139,411	(55,647,624)	3,491,831

Common stock issued for cash, net	13,194	660	1,969,094	–	1,969,107

Exercise of warrants	25,100	25	725,034	–	725,059

Stock-based compensation	–	–	289,670	–	289,670

Net loss	–	–	–	(4,021,234)	(4,021,234)

Balance, June 30, 2023	82,821	$82	$62,123,209	$(59,668,858)	$2,454,433

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Cash Flows from Operating Activities:
Net loss	$(6,075,501)	$(8,953,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	437,278	579,983
Depreciation	1,570	2,282
Gain on disposal of fixed assets	(190)	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13,067)	823,073
Accounts payable and accrued expenses	807,460	(679,516)
Net cash used in operating activities	(4,842,450)	(8,227,359)

Cash Flows from Financing Activities:
Payments of deferred offering costs	(16,750)	–
Payments on notes payable	(177,558)	(243,572)
Proceeds from exercise of warrants	21,326	725,668
Proceeds from sale of common stock and warrants, net	5,958,270	1,969,107
Net cash provided by financing activities	5,785,288	2,451,203

Net change in cash and cash equivalents	942,838	(5,776,156)

Cash and cash equivalents, at beginning of period	548,721	10,055,407

Cash and cash equivalents, at end of period	$1,491,559	$4,279,251

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,088	$9,086
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of deferred offering costs to equity	$202,859	$–

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

On April 30, 2024, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-50. The reverse stock split became effective on June 4, 2024 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2024. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2023 included in our Form 10-K filed with the SEC on April 1, 2024 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of June 30, 2024 was $1,241,559. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 1,551,422 common shares, unvested restricted stock units of 5,475 common shares, unvested performance units of 577 and options for 12,177 common shares, respectively. As of June 30, 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 45,399 common shares, unvested restricted stock units of 193 common shares, unvested performance units of 577 and options for 2,591 common shares, respectively.

Note 3 – Note Payable

On November 28, 2023, the Company entered into a short-term note payable for an aggregate of $329,571, bearing interest at 9.74% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2024. As of June 30, 2024 the Company’s note payable balance was $123,248.

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

On April 30, 2024, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion prior to the one-year anniversary of the annual meeting.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for-fifty (1:50) reverse stock split of the Company’s common stock and the filing of the Amendment to effectuate the reverse split. The reverse stock split became effective on June 4, 2024 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001.

On April 30, 2024, the Company held its scheduled 2024 Annual Meeting of Stockholders at which the Company’s stockholders approved amendments to the Company's 2020 Equity Plan (the “2020 Plan”) including an increase in the number of shares of common stock, par value $0.001 per share, authorized for issuance under the 2020 Plan by 70,000 shares. As amended, the number of shares of the common stock that may be issued under the 2020 Plan is 86,916 shares (this includes the 70,000 share increase).

Common Stock

On January 29, 2024, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim” and collectively with AGP, the “Placement Agents”) (the “Placement Agreement”) for the public offering by the Company of (i) 44,314 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (ii) pre-funded warrants to purchase 222,354 shares of Common Stock (the “Pre-Funded Warrants”); (iii) Series A Warrants to purchase up to an aggregate of 266,667 shares of Common Stock (the “Series A Warrants”); and (iv) Series B Warrants to purchase up to an aggregate of 266,667 shares of Common Stock (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants)). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of Common Stock and accompanying Common Warrants was $15.00 and the combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $14.95. In connection with the offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors that participated in the offering. As of April 1, 2024, 44,094 of the Pre-Funded Warrants have been exercised. The closing of the sales of these securities occurred on February 1, 2024. The net proceeds to the Company from the offering were $3,331,000, after deducting the placement agents’ fees and other offering expenses.

On June 14, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 336,000 shares of the Company’s common stock and pre-funded warrants to purchase 30,000 shares of common stock in lieu thereof (the “June 14 Pre-Funded Warrants”) in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 366,000 shares of common stock (the “June 14 Common Warrants”). The combined purchase price of one share of common stock (or pre-funded warrant in lieu thereof) and accompanying June 14 Common Warrant was $3.75. The closing of this offering and private placement occurred on June 17, 2024.

Subject to certain ownership limitations, each of the June 14 Common Warrants is immediately exercisable, has an exercise price of $3.62 per share, and expire five years from the date of issuance.

Subject to certain ownership limitations, each June 14 Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). The gross proceeds to the Company from the offering was approximately $1.37 million, resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,203,259.

On June 26, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 568,000 shares of the Company’s common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 568,000 shares of common stock (the “June 26 Common Warrants”). The combined purchase price of one share of common stock and accompanying June 26 Common Warrant was $2.45. The closing of the offering and private placement occurred on June 27, 2024 (the “Closing Date”).

Subject to certain ownership limitations, each of the June 26 Common Warrants is immediately exercisable, has an exercise price of $2.32 per share, and expire five years from the date of issuance. The June 26 Common Warrants may only be exercised on a cashless basis if there is no registration statement registering, or a prospectus contained therein in not available for, the resale of the shares of common stock underlying the June 26 Common Warrants. The gross proceeds to the Company from the offering were approximately $1.39 million resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,221,154.

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 1,334 shares of common stock.

In 2020, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 2,000 shares of common stock. The 2020 Plan was amended effective as of August 9, 2023, which was approved by the Company’s stockholders at the Company’s annual meeting on September 14, 2023. The amendment increased the 2020 Plan by 14,916 shares of common stock.

On January 19, 2024, the Board of Directors of the Company approved the issuance of 249 options to Ms. Mahery as compensation for her appointment to our Board of Directors. The options have a ten-year term at an exercise price of $12.65 and vest in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $2,728.

On April 7, 2024, the Board of Directors approved grants of 5,330 options to officers, employees, and board of directors. The options have a ten-year term at an exercise price of $12.93. Of the 5,330 options issued, 1,750 options vest on the first anniversary or at the time of the 2025 shareholder meeting, whichever occurs first and 3,580 options vest in 36 equal monthly installments over 3 years. The total fair value of these option grants at issuance was $58,335.

During the six months ended June 30, 2024 and 2023, the Company recognized $412,749 and $544,248 of stock-based compensation, respectively, related to outstanding stock options. At June 30, 2024, the Company had $366,400 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	6,598	$1,020.47
Granted	5,579	12.92
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2024	12,177	$558.85
Exercisable, June 30, 2024	2,495	$2,355.92

The aggregate fair value of the options measured during the six months ended June 30, 2024 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Six Months Ended June 30, 2024
Fair value of common stock on measurement date	$12.65 to $12.93 per share
Risk free interest rate (1)	3.80% to 4.39%
Volatility (2)	102.25% to 118.36%
Dividend yield (3)	0%
Expected term (in years)	5.5 to 6.5

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company's peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

As of June 30, 2024, the outstanding stock options have a weighted average remaining term of 8.83 years and no aggregate intrinsic value. As of June 30, 2024, there were no awards remaining to be issued under the 2017 Plan and 69,973 awards remaining to be issued under the 2020 Plan.

Stock Warrants

On January 29, 2024, the Company entered into a warrant amendment agreement (the “Warrant Amendment”) pursuant to which the Company agreed, subject to shareholder approval (which was received on April 30, 2024), to amend certain existing warrants to purchase up to an aggregate of 75,120 shares of Common Stock at an exercise price of $64.00 per share and a termination date of October 16, 2028, so that the amended warrants will have a reduced exercise price of $15.00 per share and a new termination date of February 1, 2029.

During the six months ended June 30, 2024, the Company received $21,326 in cash proceeds from the exercise of 253,034 warrants previously issued at an exercise price range of $0.001 to $15.00.

The following table summarizes the stock warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	84,832	$151.65
Granted	1,719,694	8.12
Exercised	(253,034)	13.18
Forfeited	–	–
Expired	(70)	2,635.71
Outstanding, June 30, 2024	1,551,422	$15.03
Exercisable, June 30, 2024	1,551,422	$15.03

As of June 30, 2024, the outstanding and exercisable warrants have a weighted average remaining term of 4.22 years and had no aggregate intrinsic value.

Restricted Stock Units

On April 28, 2022, the Board of Directors granted officers and employees a total of 193 Restricted Stock Units that partially vest over 4 years. The Company valued the RSUs based on the stock price at grant which total $95,399.

On April 7, 2024, the Board of Directors approved grants of 5,330 RSUs to officers, employees, and board of directors. Of the 5,330 RSUs issued, 1,750 RSUs vest on the first anniversary or at the time of the 2025 shareholder meeting, whichever occurs first and 3,580 RSUs vest in 8 equal quarterly installments over 2 years. The Company valued the RSUs based on the stock price at grant which total $69,027.

During the six months ended June 30, 2024, the Company recognized $19,566 of stock-based compensation, related to outstanding stock RSUs. At June 30, 2024, the Company had $103,123 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the six months ended June 30, 2024:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2023	145	$501.00
Granted	5,330	12.97
Vested	–	–
Forfeited	–	–
Non-vested, June 30, 2024	5,475	$25.89

Performance Units

On April 28, 2022, the Compensation Committee approved, the officers and employees were awarded a total of 573 PUs. For awards granted in 2022, they vest as follows: (i) 191 of the PU grant will vest if within 24 months from issuance the average the closing price of the Company’s common stock over a ten trading day period exceeds $3,000 (subject to pro rata adjustment for stock splits or similar events), (ii) 191 of the PU grant will vest if within 36 months from issuance the average the closing price of the Company’s common stock over a ten trading day period exceeds $6,000 (subject to pro rata adjustment for stock splits or similar events) and (iii) 191 of the PU grant will vest if within 24 months from issuance the Company achieves “Positive Interim, Clinical Data” as defined by the Board of Directors. To the extent that the market and/or “Positive Interim Clinical Data” conditions are not met, the applicable portions of the PUs will not vest and will be cancelled. The fair value at grant date of these performance units was $169,663. Compensation expense is recognized over the derived service period for the PUs with market conditions and over the requisite service period for PUs with performance conditions on the date when achievement of such conditions are deemed probable.

The fair value of each performance unit with market conditions (vesting terms (i) and (ii)) is estimated at the date of grant using a Monte Carlo simulation with the following assumptions: underlying stock price $501, hurdle prices ranging from $3,000 -$6,000, expected terms ranging from 2-3 years, cost of equity 18.7% and risk-free rate of 2.8%.

During the six months ended June 30, 2024, the Company recognized $4,963 related to outstanding stock PUs. At June 30, 2024, the Company had $95,399 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the six months ended June 30, 2024:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2023	577	$296.82
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, June 30, 2024	577	$296.82

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members. The Scientific Advisory board consisted of Dr. Waldemar Priebe, our founder, and Dr. Sigmond Hsu. Under this compensation policy, each scientific advisory board member was to receive annual cash compensation of $68,600. As of August 25, 2022, Dr. Waldemar Priebe was no longer a member of the Scientific Advisory Board. On March 14, 2024, the Board of Directors terminated the cash compensation program for the Scientific Advisory Board. As of June 30, 2024, the Company has accrued $177,309 related to Mr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 134 shares of the Company’s common stock valued at $67.50 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the six months ended June 30, 2024 and 2023, the Company recognized $25,000 and $25,000 related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product in related party transactions which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. On May 14, 2024, the Company provided notice to HPI of its intent to terminate the HPI License effective on or about July 14, 2024.

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

On August 31, 2018, the Company entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), a related party, pursuant to which we granted ALI an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Waldemar Priebe, our founder, is also the founder and a shareholder of ALI.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the WP1244 Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the WP1244 Agreement. The term of the WP1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the WP1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this WP1244 Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. The Company has not met the commercial diligence milestones and has not paid the annual maintenance fee required as of the date hereof. On April 25, 2024, UTMDACC provided notice to the Company of its intent to terminate the WP1244 Agreement if the Company fails to pay the annual maintenance fee of $50,000, as well as $1,300 in expenses. On May 25, 2024 the WP1244 Agreement was terminated. There are no termination penalty provisions in the Agreement. During the six months ended June 30, 2024 and 2023, the Company paid $1,994 and $27,341, respectively.

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

On May 6, 2024, the Company received notification from the Nasdaq Hearings Panel (“Panel”) that it had granted an extension until July 15, 2024, which was extended until August 12, 2024 to demonstrate compliance with Listing Rules 5550(a)(2) and 5550(b).

On July 5, 2024, the Company received a letter from the Nasdaq Staff notifying the Company that it had regained compliance with Bid Price Rule as a result of the closing bid price of the Company’s common stock being at $1.00 per share or greater for the 20 consecutive business days from June 5, 2024, through July 3, 2024. Accordingly, the Company is in compliance with the Bid Price Rule.

On August 7, 2024, the Company filed Form 8-K with the SEC indicating that as of that date, the Company’s shareholders’ equity was above the $2.5 million continued listing equity requirement as set forth in Listing Rule 5550(b)(1).

Note 6 – Subsequent Events

On July 3, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 1,425,000 shares of the Company’s common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 1,425,000 shares of common stock (the “July 3 Common Warrants”). The combined purchase price of one share of common stock and accompanying July 3 Common Warrant is $1.39. The closing of this offering and private placement occurred on July 5, 2024.

Subject to certain ownership limitations, each of the July 3 Common Warrants is immediately exercisable, has an exercise price of $1.26 per share, and expire five years from the date of issuance. The gross proceeds to the Company from the offering were approximately $1.98 million, before deducting the financial advisor fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Warrants.

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). As of August 14, 2024, the Company has sold 28,704,761 Shares pursuant to the Agreement for net proceeds of approximately $10.5 million.

On July 29, 2024, the Company entered into an Exclusive License Agreement and Stock Purchase Agreement (collectively, the “Cortice Agreements”) with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (c) the expiration of the last to expire valid patent claim in such country covering such licensed product.

Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 573,368 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 43,330 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint a pivotal trial for a licensed product – either $15.0 million or 411,132 shares of Company common stock; (ii) FDA acceptance of an New Drug Application for a licensed product – either $30.0 million or 822,264 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 1,233,395 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 205,566 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to maintain our listing on the Nasdaq Capital Market;

•	our ability to obtain additional funding to develop our product candidates;

•	the need to obtain regulatory approval of our product candidates;

•	the success of our clinical trials through all phases of clinical development;

•	compliance with obligations under intellectual property licenses with third parties;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to commercialize our product candidates;

•	market acceptance of our product candidates;

•	competition from existing products or new products that may emerge;

•	potential product liability claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with Dr. Priebe, who controls a majority of our shares. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a New Drug Application (“NDA”) for Berubicin; and (v) 134 shares of our common stock. The patents we licensed from HPI expired in March 2020. On May 14, 2024, the Company provided notice to HPI of its intent to terminate the HPI License effective on or about July 14, 2024.

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

On January 10, 2020, we entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of the UTMDACC. Pursuant to the WP1244 Agreement, we obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to our portfolio of WP1244 drug technology. On April 25, 2024, UTMDACC provided notice to us if its intent to terminate the WP1244 Agreement if we fail to pay the annual maintenance fee of $50,000, as well as $1,300 in expenses. On May 25, 2024 the WP1244 Agreement was terminated. There are no termination penalty provisions in the Agreement.

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

General and Administrative Expense

General and administrative expense was approximately $1,412,000 for the three months ended June 30, 2024 compared to approximately $1,180,000 for the comparable period in 2023. The increase in general and administrative expense was mainly attributable to increases of approximately $333,000 in legal and professional expenses, which were offset by decreases of approximately $65,000 in marketing and advertising expenses, $34,000 in insurance expense and $2,000 in other expenses.

Research and Development Expense

Research and development expense was approximately $1,117,000 for the three months ended June 30, 2024 compared to approximately $2,846,000 for the comparable period in 2023. The decrease in research and development expenses during the period were mainly attributed to the timing of research organization (CRO) expenses related to continued progress with our potentially pivotal Phase II clinical trial of Berubicin. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to continue to decline throughout the remainder of the trial as the final patients complete treatment and enter follow-up.

Net Loss

The net loss for the three months ended June 30, 2024 was approximately $2,531,000 compared to approximately $4,021,000 for the comparable period in 2023. The change in net loss is attributable to a decrease in CRO expenses related to continued progress with our potentially pivotal Phase II clinical trial of Berubicin, as well as decreases in legal and professional fees and other expenses.

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

General and Administrative Expense

General and administrative expense was approximately $2,526,000 for the six months ended June 30, 2024 compared to approximately $2,539,000 for the comparable period in 2023. The increase in general and administrative expense was mainly attributable to increases of approximately $179,000 in legal and professional expenses, which were offset by decreases of approximately $75,000 in stock- based compensation, $46,000 in marketing and advertising expense and $54,000 in insurance expense.

Research and Development Expense

Research and development expense was approximately $3,547,000 for the six months ended June 30, 2024 compared to approximately $6,413,000 for the comparable period in 2023. The decrease in research and development expenses during the period were mainly attributed to the timing of research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to continue to decline throughout the remainder of the trial as the final patients complete treatment and enter follow-up.

Net Loss

The net loss for the six months ended June 30, 2024 was approximately $6,076,000 compared to approximately $8,953,000 for the comparable period in 2023. The change in net loss is attributable to a decrease in CRO expenses related to continued progress with our potentially pivotal Phase II clinical trial of Berubicin, as well as decreases in legal and professional fees and other expenses.

Liquidity and Capital Resources

On June 30, 2024, we had cash of approximately $1,492,000 and we had a working capital deficit of approximately $4,617,000. We fund our operations from proceeds from equity sales.

On January 29, 2024, we completed a public offering of (i) 44,314 shares of our common stock; (ii) pre-funded warrants to purchase 222,354 shares of common stock; (iii) Series A Warrants to purchase up to an aggregate of 266,667 shares of common stock; and (iv) Series B Warrants to purchase up to an aggregate of 266,667 shares of common stock. The combined purchase price of one share of common stock and accompanying Series A & B common warrants was $15 and the combined purchase price of one pre-funded warrant and accompanying Series A & B common warrants was $14.95 (with the pre-funded warrants having an exercise price of $0.001). The closing of the sales of these securities occurred on February 1, 2024. The gross proceeds from the offering were approximately $4.0 million, before deducting the placement agent’s fees and other offering expenses.

On June 14, 2024, we entered into agreements with institutional investors for the sale of 336,000 shares of our common stock and pre-funded warrants to purchase 30,000 shares of common stock in lieu thereof (the “June 14 Pre-Funded Warrants”) in a registered direct offering. In a concurrent private placement, we also sold to the investors unregistered warrants to purchase up to an aggregate of 366,000 shares of common stock (the “June 14 Common Warrants”). The combined purchase price of one share of common stock (or pre-funded warrant in lieu thereof) and accompanying June 14 Common Warrant was $3.75. The gross proceeds from the offering were approximately $1.37 million, resulting in net proceeds, after payment of commissions and expenses, received by us of $1,203,267.

On June 26, 2024, we entered into agreements with institutional investors for the sale of 568,000 shares of our common stock in a registered direct offering. In a concurrent private placement, we also sold to the investors unregistered warrants to purchase up to an aggregate of 568,000 shares of common stock (the “June 26 Common Warrants”). The combined purchase price of one share of common stock and accompanying June 26 Common Warrant was $2.45. The gross proceeds from the offering were approximately $1.39 million resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,221,146.

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). As of August 14, 2024, the Company has sold 28,704,761 Shares pursuant to the Agreement for net proceeds of approximately $10.5 million.

Our plan of operations is primarily focused on completing a clinical trial for Berubicin. Our current expectation is that our cash on hand as of the date of this filing is sufficient to fund our operations through the first quarter of 2025. We currently expect to release final top-line data for our potentially pivotal trial of Berubicin in the first half of 2025. If capital is available to fund TPI 287 clinical preparations and drug manufacturing for a potentially pivotal Phase 2 trial of TPI 287, we would need to raise an additional $4.0 million to support near-term development of that program. The timing and costs of clinical trials are difficult to predict and trial plans may change in response to evolving circumstances and as such the foregoing estimates may prove to be inaccurate.

We will need to raise additional capital in the near term in order to continue to meet the Nasdaq minimum equity requirement. If we are unable to raise sufficient funds, we may be delisted by Nasdaq and we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful and if it is not successful we may need to cease operations entirely.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $4,842,000 and $8,227,000 for the six months ended June 30, 2024 and 2023, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was approximately $5,785,000 for the six months ended June 30, 2024, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable and payment of deferred offering costs. Net cash provided by financing activities was approximately $2,451,000 for the six months ended June 30, 2023, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of June 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Purchase Commitments

We do not have any material commitments for capital expenditures, although we are required to pay certain milestones fees to HPI, Reata and Cortice as described in the section “Overview” above.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

On May 6, 2024, we received notification from the Nasdaq Hearings Panel (“Panel”) that it has granted an extension until July 15, 2024, to demonstrate compliance with Listing Rules 5550(a)(2) and 5550(b). On July 12, 2024, we requested an extension of this time period until August 12, 2024. On July 19, 2024, the Panel granted the requested extension until August 12, 2024, which date represented the full extent of the Panel’s discretion to grant continued listing while we are non-compliant with Listing Rule 5550(b).

On July 5, 2024, we received a letter from the Nasdaq Staff notifying we had regained compliance with Bid Price Rule as a result of the closing bid price of our common stock being at $1.00 per share or greater for the 20 consecutive business days from June 5, 2024, through July 3, 2024.

On August 7, 2024, we filed a Form 8-K with the SEC indicating that as of that date, our shareholders’ equity was above the $2.5 million continued listing equity requirement as set forth in Listing Rule 5550(b)(1). As of the date hereof, we have not received any notice from Nasdaq on our compliance status.

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

Except as previously disclosed on Form 8-K, we have not issued any unregistered securities during the quarter ended June 30, 2024.

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

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to exhibit 3.1 of the Form 8-K filed May 3, 2024)
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada related to reverse split (incorporated by reference to exhibit 3.1 of the Form 8-K filed June 5, 2024)
4.1	Form of Common Warrant issued in June 14, 2024 offering (incorporated by reference to exhibit 4.2 of the Form 8-K filed June 14, 2024)

4.2	Form of Pre-Funded Warrant issued in June 14, 2024 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed June 14, 2024)
4.3	Form of Common Warrant issued in June 26, 2024 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed June 26, 2024)
4.4	Form of Common Warrant issued in July 3, 2024 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed July 3, 2024)
10.1	Financial Advisory Agreement dated June 14, 2024 by and among CNS Pharmaceuticals, Inc., A.G.P./Alliance Global Partners (incorporated by reference to exhibit 10.2 of the Form 8-K filed June 14, 2024)
10.2	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed June 14, 2024)
10.4	CNS Pharmaceuticals, Inc. 2020 Equity Plan (as amended April 30, 2024) (incorporated by reference to exhibit 10.1 of the Form 8-K filed May 3, 2024)
10.5	Financial Advisory Agreement dated June 26, 2024 by and among CNS Pharmaceuticals, Inc., A.G.P./Alliance Global Partners (incorporated by reference to exhibit 10.2 of the Form 8-K filed June 26, 2024)
10.6	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed June 26, 2024)
10.7	Financial Advisory Agreement dated July 3, 2024 by and among CNS Pharmaceuticals, Inc., A.G.P./Alliance Global Partners (incorporated by reference to exhibit 10.2 of the Form 8-K filed June 26, 2024)
10.8	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 3, 2024)
10.9	Sales Agreement, dated July 26, 2024, by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to exhibit 1.1 of the Form 8-K filed July 26, 2024)
10.10	Form of Waiver and Consent, dated July 26, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 26, 2024)
10.11+	Exclusive License Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 30, 2024)
10.12	Stock Purchase Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to exhibit 10.2 of the Form 8-K filed July 30, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

*	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	August 14, 2024
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	August 14, 2024
Christopher Downs	(principal financial and accounting officer)

