Form 10-Q
period 2024-09-30
CNS Pharmaceuticals, Inc.
filed 2024-11-14
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 14, 2024 was 57,486,706.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$6,973,124	$548,721
Deferred offering costs	26,932	202,859
Prepaid expenses and other current assets	388,042	839,590
Total current assets	7,388,098	1,591,170

Noncurrent Assets:
Prepaid expenses, net of current portion	18,373	104,750
Property and equipment, net	2,802	4,933
Total noncurrent assets	21,175	109,683

Total Assets	$7,409,273	$1,700,853

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$4,025,742	$5,832,162
Notes payable	31,187	300,806
Total current liabilities	4,056,929	6,132,968

Total Liabilities	4,056,929	6,132,968

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 300,000,000 shares authorized and 33,446,403 and 124,306 shares issued and outstanding, respectively	33,446	124
Additional paid-in capital	84,567,236	65,134,664
Accumulated deficit	(81,248,338)	(69,566,903)
Total Stockholders' Equity (Deficit)	3,352,344	(4,432,115)

Total Liabilities and Stockholders' Equity (Deficit)	$7,409,273	$1,700,853

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating expenses:
General and administrative	$1,383,913	$1,123,268	$3,909,928	$3,661,853
Research and development	4,244,993	3,410,572	7,791,967	9,823,884

Total operating expenses	5,628,906	4,533,840	11,701,895	13,485,737

Loss from operations	(5,628,906)	(4,533,840)	(11,701,895)	(13,485,737)

Other income (expenses):
Interest income	25,230	12,883	33,806	20,685
Interest expense	(2,258)	(1,838)	(13,346)	(10,924)

Total other income (expense)	22,972	11,045	20,460	9,761

Net loss	$(5,605,934)	$(4,522,795)	$(11,681,435)	$(13,475,976)

Loss per share - basic	$(0.25)	$(54.14)	$(1.54)	$(202.48)
Loss per share - diluted	$(0.25)	$(54.14)	$(1.54)	$(202.48)

Weighted average shares outstanding - basic	22,180,874	83,542	7,581,312	66,553
Weighted average shares outstanding - diluted	22,180,874	83,542	7,581,312	66,553

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the nine months ended September 30, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2023	124,306	$124	$65,134,664	$(69,566,903)	$(4,432,115)

Common stock issued for cash, net	44,314	44	3,330,954	–	3,330,998
Exercise of warrants, net	44,774	45	12,360	–	12,405
Stock-based compensation	–	–	202,933	–	202,933
Net loss	–	–	–	(3,544,748)	(3,544,748)

Balance, March 31, 2024	213,394	213	68,680,911	(73,111,651)	(4,430,527)

Common stock issued for cash and warrants, net	904,000	904	2,423,509	–	2,424,413
Exercise of warrants, net	208,260	208	8,713	–	8,921
Stock-based compensation	–	–	234,345	–	234,345
Adjustment related to reverse stock split	117,620	118	(118)	–	–
Net loss	–	–	–	(2,530,753)	(2,530,753)

Balance, June 30, 2024	1,443,274	1,443	71,347,360	(75,642,404)	(4,293,601)

Common stock issued for cash and warrants, net	31,429,761	31,430	12,352,368	–	12,383,798
Stock-based compensation	–	–	271,779	–	271,779
Common stock issued for license agreement	573,368	573	595,729	–	596,302
Net loss	–	–	–	(5,605,934)	(5,605,934)

Balance, September 30, 2024	33,446,403	$33,446	$84,567,236	$(81,248,338)	$3,352,344

Balance December 31, 2022	32,347	$32	$58,848,501	$(50,715,677)	$8,132,856

Exercise of warrants	12,180	12	597	–	609
Stock-based compensation	–	–	290,313	–	290,313
Net loss	–	–	–	(4,931,947)	(4,931,947)

Balance, March 31, 2023	44,527	44	59,139,411	(55,647,624)	3,491,831

Common stock issued for cash, net	13,194	13	1,969,094	–	1,969,107
Exercise of warrants	25,100	25	725,034	–	725,059
Stock-based compensation	–	–	289,670	–	289,670
Net loss	–	–	–	(4,021,234)	(4,021,234)

Balance, June 30, 2023	82,821	82	62,123,209	(59,668,858)	2,454,433

Common stock issued for cash, net	1,275	1	132,850	–	132,851
Stock-based compensation	48	1	194,758	–	194,759
Net loss	–	–	–	(4,522,795)	(4,522,795)

Balance, September 30, 2023	84,144	$84	$62,450,817	$(64,191,653)	$(1,740,752)

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Cash Flows from Operating Activities:
Net loss	$(11,681,435)	$(13,475,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	709,057	774,742
Common stock issued for license agreement	596,302	–
Depreciation	2,321	3,181
(Gain) loss on disposal of fixed assets	(190)	757
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	537,925	1,577,015
Accounts payable and accrued expenses	(1,806,420)	(483,397)
Net cash used in operating activities	(11,642,440)	(11,603,678)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(1,744)
Net cash used in investing activities	–	(1,744)

Cash Flows from Financing Activities:
Payments of deferred offering costs	(56,750)	–
Payments on notes payable	(269,619)	(368,064)
Proceeds from exercise of warrants	21,326	725,668
Proceeds from sale of common stock and warrants, net	18,371,886	2,101,958
Net cash provided by financing activities	18,066,843	2,459,562

Net change in cash and cash equivalents	6,424,403	(9,145,860)

Cash and cash equivalents, at beginning of period	548,721	10,055,407

Cash and cash equivalents, at end of period	$6,973,124	$909,547

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,346	$10,924
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of deferred offering costs to equity	$232,677	$–

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2024. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2023 included in our Form 10-K filed with the SEC on April 1, 2024 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of September 30, 2024 was $6,723,124. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 2,976,422 common shares, unvested restricted stock units of 5,475 common shares, unvested performance units of 192 and options for 12,177 common shares, respectively. As of September 30, 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 45,399 common shares, unvested restricted stock units of 193 common shares, unvested performance units of 577 and options for 6,598 common shares, respectively.

Note 3 – Note Payable

On November 28, 2023, the Company entered into a short-term note payable for an aggregate of $329,571, bearing interest at 9.74% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2024. As of September 30, 2024 the Company’s note payable balance was $31,187.

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

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). As of September 30, 2024, the Company has sold 30,004,761 Shares pursuant to the Agreement for net proceeds of approximately $10.6 million.

Common share issued for license agreement

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

Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 573,368 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 43,330 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint a pivotal trial for a licensed product – either $15.0 million or 411,132 shares of Company common stock; (ii) FDA acceptance of an New Drug Application for a licensed product – either $30.0 million or 822,264 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 1,233,395 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 205,566 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. As of September 30, 2024, there were no accruals related to the milestone payments and the Company issued 573,368 Shares with a fair value of $596,302 pursuant to the Cortice Agreement.

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

During the nine months ended September 30, 2024 and 2023, the Company recognized $571,705 and $727,864 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2024, the Company had $207,444 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	6,598	$1,020.47
Granted	5,579	12.92
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2024	12,177	$558.85
Exercisable, September 30, 2024	6,863	$911.11

The aggregate fair value of the options measured during the nine months ended September 30, 2024 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Nine Months Ended September 30, 2024
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

As of September 30, 2024, the outstanding stock options have a weighted average remaining term of 8.58 years and no aggregate intrinsic value. As of September 30, 2024, there were no awards remaining to be issued under the 2017 Plan and 69,973 awards remaining to be issued under the 2020 Plan.

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

During the nine months ended September 30, 2024, the Company received $21,326 in cash proceeds from the exercise of 253,034 warrants previously issued at an exercise price range of $0.001 to $15.00.

The following table summarizes the stock warrant activity for the nine months ended September 30, 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	84,832	$151.65
Granted	3,144,694	2.83
Exercised	(253,034)	13.18
Forfeited	–	–
Expired	(70)	2,635.71
Outstanding, September 30, 2024	2,976,422	$6.13
Exercisable, September 30, 2024	2,976,422	$6.13

As of September 30, 2024, the outstanding and exercisable warrants have a weighted average remaining term of 4.35 years and had no aggregate intrinsic value.

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

During the nine months ended September 30, 2024, the Company recognized $36,990 of stock-based compensation, related to outstanding stock RSUs. At September 30, 2024, the Company had $85,699 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the nine months ended September 30, 2024:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2023	145	$501.00
Granted	5,330	12.97
Vested	–	–
Forfeited	–	–
Non-vested, September 30, 2024	5,475	$25.89

Performance Units

On April 28, 2022, the Compensation Committee approved, the officers and employees were awarded a total of 577 PUs. For awards granted in 2022, they vest as follows: (i) 193 of the PU grant will vest if within 24 months from issuance the average the closing price of the Company’s common stock over a ten trading day period exceeds $3,000 (subject to pro rata adjustment for stock splits or similar events), (ii) 192 of the PU grant will vest if within 36 months from issuance the average the closing price of the Company’s common stock over a ten trading day period exceeds $6,000 (subject to pro rata adjustment for stock splits or similar events) and (iii) 192 of the PU grant will vest if within 24 months from issuance the Company achieves “Positive Interim, Clinical Data” as defined by the Board of Directors. To the extent that the market and/or “Positive Interim Clinical Data” conditions are not met, the applicable portions of the PUs will not vest and will be cancelled. The fair value at grant date of these performance units was $169,663. Compensation expense is recognized over the derived service period for the PUs with market conditions and over the requisite service period for PUs with performance conditions on the date when achievement of such conditions are deemed probable.

The fair value of each performance unit with market conditions (vesting terms (i) and (ii)) is estimated at the date of grant using a Monte Carlo simulation with the following assumptions: underlying stock price $501, hurdle prices ranging from $3,000 -$6,000, expected terms ranging from 2-3 years, cost of equity 18.7% and risk-free rate of 2.8%.

During the nine months ended September 30, 2024, the Company recognized $100,362 related to outstanding stock PUs. At September 30, 2024, the Company had $0 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the nine months ended September 30, 2024:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2023	577	$296.82
Granted	–	–
Vested	(192)	501.00
Cancelled	(193)	195.00
Non-vested, September 30, 2024	192	$195.00

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members. The Scientific Advisory board consisted of Dr. Waldemar Priebe, our founder, and Dr. Sigmond Hsu. Under this compensation policy, each scientific advisory board member was to receive annual cash compensation of $68,600. As of August 25, 2022, Dr. Waldemar Priebe was no longer a member of the Scientific Advisory Board. On March 14, 2024, the Board of Directors terminated the cash compensation program for the Scientific Advisory Board. As of September 30, 2024, the Company has accrued $177,309 related to Mr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 134 shares of the Company’s common stock valued at $67.50 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the nine months ended September 30, 2024 and 2023, the Company recognized $37,500 and $37,500 related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product which are reviewed and approved by the Company’s audit committee based upon the standards of providing superior pricing and time to delivery than that available from unrelated third parties. On May 14, 2024, the Company provided notice to HPI of its intent to terminate the HPI License effective on or about July 14, 2024.

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

On August 31, 2018, the Company entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), pursuant to which we granted ALI an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Waldemar Priebe, our founder, is also the founder of ALI.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the WP1244 Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the WP1244 Agreement. The term of the WP1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the WP1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this WP1244 Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. The Company has not met the commercial diligence milestones and has not paid the annual maintenance fee required as of the date hereof. On April 25, 2024, UTMDACC provided notice to the Company of its intent to terminate the WP1244 Agreement if the Company fails to pay the annual maintenance fee of $50,000, as well as $1,300 in expenses. On May 25, 2024 the WP1244 Agreement was terminated. There are no termination penalty provisions in the Agreement. During the nine months ended September 30, 2024 and 2023, the Company paid $52,537 and $45,092, respectively.

Nasdaq Capital Markets Listing Qualifications

On September 12, 2024, the Company received a letter from the Staff of Nasdaq notifying the Company that for the previous 30 consecutive business days the Company’s common stock had not maintained a closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

The Company requested a hearing before a Hearings Panel (the “Panel”), but prior to such hearing, on October 30, 2024 the Panel provided the Company a temporary exception to regain compliance with the Minimum Bid Price Requirement until March 11, 2025. The Panel noted that it reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted. The Panel notification advised the Company that the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review the Panel’s decision in the Company’s matter, it may affirm, modify, reverse, dismiss or remand the decision to the Panel.

Note 6 – Subsequent Events

On October 23, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”) in connection with the sale by the Company of: (i) 3,700,000 shares (the “Shares”) of the Company’s common stock, and (ii) pre-funded warrants to purchase 13,947,060 shares of common stock (the “Pre-Funded Warrants”), in a registered direct offering (the “Offering”). The per share purchase price of each share of common stock was $0.17 per share and the purchase price for each Pre-Funded Warrant was $0.169 per Pre-Funded Warrant. In connection with the Offering, the Company entered into a Securities Purchase Agreement with certain institutional investors that participated in the Offering. The gross proceeds to the Company from the Offering were approximately $3.0 million, before deducting the Placement Agent fees and other estimated offering expenses payable by the Company.

Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. Subsequent to September 30, 2024, the Company has sold 6,393,243 Shares pursuant to the Agreement for net proceeds of approximately $1.6 million.

Subsequent to September 30, 2024, a total of 13,947,060 Warrants (exercisable into one share of common stock at a price per share of $0.001) were exercised by investors.

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

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

General and Administrative Expense

General and administrative expense was approximately $1,384,000 for the three months ended September 30, 2024 compared to approximately $1,123,000 for the comparable period in 2023. The increase in general and administrative expense was mainly attributable to increases of approximately $269,000 in legal and professional expenses, $63,000 in stock- based compensation and $12,000 in other expenses, which were offset by decreases of approximately $60,000 in marketing , advertising expenses and $23,000 in insurance expense.

Research and Development Expense

Research and development expense was approximately $4,245,000 for the three months ended September 30, 2024 compared to approximately $3,411,000 for the comparable period in 2023. The increase in research and development expenses during the period were mainly attributed to license expenses related to the Cortice Agreements entered during the quarter.

Net Loss

The net loss for the three months ended September 30, 2024 was approximately $5,606,000 compared to approximately $4,523,000 for the comparable period in 2023. The change in net loss is attributable to an increase in CRO expenses related to continued progress with our potentially pivotal Phase II clinical trial of Berubicin, as well as increases in legal and professional fees and other expenses.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

General and Administrative Expense

General and administrative expense was approximately $3,910,000 for the nine months ended September 30, 2024 compared to approximately $3,662,000 for the comparable period in 2023. The increase in general and administrative expense was mainly attributable to increases of approximately $449,000 in professional expenses and $11,000 in other expenses, which were offset by decreases of approximately $106,000 in marketing and advertising expense, $77,000 in insurance expense and $18,000 in travel expenses and $11,000 in stock- based compensation.

Research and Development Expense

Research and development expense was approximately $7,792,000 for the nine months ended September 30, 2024 compared to approximately $9,824,000 for the comparable period in 2023. The decrease in research and development expenses during the period were mainly attributed to the timing of research organization (CRO) expenses related to continued progress with our Phase II clinical trial. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to continue to decline throughout the remainder of the trial as the final patients complete treatment and enter follow-up.

Net Loss

The net loss for the nine months ended September 30, 2024 was approximately $11,681,000 compared to approximately $13,476,000 for the comparable period in 2023. The change in net loss is attributable to a decrease in CRO expenses related to continued progress with our potentially pivotal Phase II clinical trial of Berubicin, as well as decreases in contract labor.

Liquidity and Capital Resources

On September 30, 2024, we had cash of approximately $6,973,000 and we had a working capital of approximately $3,331,000. We fund our operations from proceeds from equity sales.

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

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). As of September 30, 2024, the Company has sold 30,004,761 shares of common stock pursuant to the Agreement for net proceeds of approximately $10.6 million.

On October 23, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”) in connection with the sale by the Company of: (i) 3,700,000 shares (the “Shares”) of the Company’s common stock, and (ii) pre-funded warrants to purchase 13,947,060 shares of common stock (the “Pre-Funded Warrants”), in a registered direct offering (the “Offering”). The per share purchase price of each share of common stock was $0.17 per share and the purchase price for each Pre-Funded Warrant was $0.169 per Pre-Funded Warrant. In connection with the Offering, the Company entered into a Securities Purchase Agreement with certain institutional investors that participated in the Offering. The closing of the Offering occurred on October 24, 2024. The gross proceeds to the Company from the Offering were approximately $3.0 million, before deducting the Placement Agent fees and other estimated offering expenses payable by the Company.

Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. Subsequent to September 30, 2024, the Company has sold 6,393,243 Shares pursuant to the Agreement for net proceeds of approximately $1.6 million.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $11,642,000 and $11,604,000 for the nine months ended September 30, 2024 and 2023, respectively, and mainly included payments made for clinical trial preparation, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was approximately $18,067,000 for the nine months ended September 30, 2024, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable and payment of deferred offering costs. Net cash provided by financing activities was approximately $2,460,000 for the nine months ended September 30, 2023, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of September 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

On September 12, 2024, we received a letter from the Staff of Nasdaq notifying us that for the previous 30 consecutive business days our common stock had not maintained a closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv), we were not eligible for any compliance period specified in Rule 5810(c)(3)(A) because we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. We requested a hearing before a Hearings Panel (the “Panel”), but prior to such hearing, on October 30, 2024 the Panel provided us a temporary exception to regain compliance with the Minimum Bid Price Requirement until March 11, 2025. The Panel noted that it reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. The Panel notification advised us that the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review the Panel’s decision in our matter, it may affirm, modify, reverse, dismiss or remand the decision to the Panel.

We were previously not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b) (the “Equity Requirement”). On September 10, 2024, we received a letter from the Nasdaq Office of General Counsel that we had demonstrated compliance with the Equity Requirement and that the matter is closed. According to the letter, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a Mandatory Panel Monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff finds us again out of compliance with the Equity Requirement, notwithstanding Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Listing Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. We will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). Our common stock may be at that time delisted from Nasdaq.

There can be no assurance that we will continue to meet the continued listing requirements of The Nasdaq Capital Market and could be subject to delisting at a future time. Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed on Form 8-K, we have not issued any unregistered securities during the quarter ended September 30, 2024.

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

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Form of Common Warrant issued in July 3, 2024 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed July 3, 2024)
4.2	Form of Pre-Funded Warrant (incorporated by reference to exhibit 4.1 of the Form 8-K filed October 24, 2024)
10.1	Financial Advisory Agreement dated July 3, 2024 by and among CNS Pharmaceuticals, Inc., A.G.P./Alliance Global Partners (incorporated by reference to exhibit 10.2 of the Form 8-K filed June 26, 2024)
10.2	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 3, 2024)
10.3	Sales Agreement, dated July 26, 2024, by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to exhibit 1.1 of the Form 8-K filed July 26, 2024)
10.4	Form of Waiver and Consent, dated July 26, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 26, 2024)
10.5+	Exclusive License Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to exhibit 10.1 of the Form 8-K filed July 30, 2024)
10.6	Stock Purchase Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to exhibit 10.2 of the Form 8-K filed July 30, 2024)
10.7	Placement Agency Agreement dated October 23, 2024, between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to exhibit 1.1 of the Form 8-K filed October 24, 2024)
10.8	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 24, 2024)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

*	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	November 14, 2024
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	November 14, 2024
Christopher Downs	(principal financial and accounting officer)

