Form 10-K
period 2024-12-31
CNS Pharmaceuticals, Inc.
filed 2025-03-31
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2025 was 2,944,381.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

ii

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

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

iii

PART I

Item 1.	Business.

Overview

We are a clinical pharmaceutical company organized as a Nevada corporation in July 2017 to focus on the development of anti-cancer drug candidates for the treatment of brain and central nervous system tumors, based on intellectual property that we license under license agreements with Cortice Biosciences, Inc. (“Cortice”) and own pursuant to a collaboration and asset purchase agreement with Reata Pharmaceuticals, Inc. (“Reata”).

We believe our drug candidates, TPI 287 and Berubicin, may be significant developments in the treatment of Glioblastoma and other CNS malignancies, and if approved by the U.S. Food and Drug Administration (“FDA”), could give Glioblastoma patients important new therapeutic alternatives to the current standard of care. Glioblastomas are tumors that arise from astrocytes, which are star-shaped cells making up the supportive tissue of the brain. These tumors are usually highly malignant (cancerous) because the cells reproduce quickly, and they are supported by a large network of blood vessels. Berubicin is an anthracycline, which is a class of drugs that are among the most powerful and extensively used chemotherapy drugs known. TPI 287 is an abeotaxane, and is related to the family of common chemotherapy drugs known as taxanes. Based on limited clinical and preclinical data, we believe TPI 287 is the first taxane that appears to cross the blood brain barrier (“BBB”) in significant concentrations targeting brain cancer cells. Based on clinical and preclinical data, Berubicin is the first anthracycline that appears to cross the BBB in significant concentrations targeting brain cancer cells. While our focus is currently on the development of TPI 287 and Berubicin, we are also in the process of attempting to secure intellectual property rights to additional compounds that we plan to develop into drugs to treat CNS and other cancers.

TPI 287 had previously been granted Orphan Drug Designation (“ODD”) status by the FDA. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a New Drug Application (“NDA”) in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD strengthens our intellectual property protections although the Company is exploring if there are other patents that could be filed related to TPI 287 to extend additional protections.

TPI 287 is an abeotaxane and is an investigational chemotherapy agent classified as a third-generation taxane derivative. It was developed to address some of the limitations of earlier taxanes like paclitaxel (Taxol) and docetaxel (Taxotere), particularly issues related to drug resistance and poor penetration of the BBB. As a synthetic, lipophilic compound, TPI 287 is designed to be brain-penetrant, potentially allowing it to reach CNS tumors more effectively than its predecessors. Like other taxanes, TPI 287’s mechanism of action is to stabilize microtubules, which disrupts cell division and induces apoptosis. However, one of its notable advantages is its reduced susceptibility to drug efflux pumps such as P-glycoprotein (P-gp), a common mechanism by which cancer cells develop resistance to chemotherapy. This feature gives TPI 287 potential utility in treating drug-resistant cancers in the CNS.

TPI 287 has been studied in early-phase clinical trials (Phase I and II) in over 300 patients for several indications, including Glioblastoma, metastatic breast cancer with brain metastases, non-small cell lung cancer (“NSCLC”), castration-resistant prostate cancer, and neuroblastoma. TPI 287 represents a promising candidate for treating cancers involving the CNS, as well as those that have become resistant to traditional taxane therapies. While it has shown promise in limited clinical trials, further clinical development is necessary to determine its future in neuro-oncology.

Berubicin was discovered at The University of Texas M.D. Anderson Cancer Center (“UTMDACC”) by Dr. Waldemar Priebe, the founder of the Company. Through a series of transactions, Berubicin was initially licensed to Reata. Reata initiated several Phase I clinical trials with Berubicin for CNS malignancies, one of which was for malignant gliomas, but subsequently allowed their Investigational New Drug (“IND”) with the FDA to lapse for strategic reasons. This required us to obtain a new IND for Berubicin before beginning further clinical trials. On December 17, 2020, we announced that our IND application with the FDA for Berubicin for the treatment of Glioblastoma Multiforme was in effect. We initiated this trial for patient enrollment during the second quarter of 2021 with the first patient dosed during the third quarter of 2021 to investigate the efficacy of Berubicin in adults with Glioblastoma Multiforme who have failed first-line therapy. The first patient on the trial was treated during the third quarter of 2021. Correspondence between the Company and the FDA resulted in modifications to our initial trial design, including designating overall survival (OS) as the primary endpoint of the study. OS is a rigorous endpoint that the FDA has recognized as a basis for approval of oncology drugs when a statistically significant improvement can be shown relative to a randomized control arm.

On March 25, 2025, CNS released topline data from a primary analysis of a clinical trial being conducted to evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease. The trial, compares the efficacy of Berubicin to that of Lomustine, a current standard of care in this setting, with a 2 to 1 randomization of the 252 patients to Berubicin or Lomustine. Patients receiving Berubicin were administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (a 21-day cycle). Lomustine is administered orally once every six weeks. The trial design included a pre-planned, non-binding interim futility analysis. We reached the criteria required by the study protocol to conduct this interim futility analysis, which an independent Data Safety Monitoring Board (“DSMB”) was responsible for conducting. The DSMB’s charter mandated that they review the primary endpoint, Overall Survival, as well as secondary endpoints and safety data to determine whether the efficacy data for the risk-benefit profile warrants modification or discontinuation of the study. On December 18, 2023, we released the DSMB’s recommendation which was to continue the study without modification. The recently released topline data showed that although Berubicin produced clinically relevant outcomes that appear to be comparable (although the trial was not powered to determine non-inferiority) to Lomustine across multiple endpoints, it did not demonstrate a statistically significant difference in overall survival, the primary endpoint. Nevertheless, given the dearth of alternative approved therapies for GBM, we believe Berubicin has demonstrated potential value as a possible treatment for Glioblastoma. As such we are currently evaluating whether any potential paths forward exist for the program. Any such path will be planned and executed in consultation with the FDA. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with our founder, Dr. Priebe. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a New Drug Application (“NDA”) for Berubicin; and (v) 3 shares of our common stock. The patents we licensed from HPI expired in March 2020. On March 23, 2025, the Company terminated the HPI License.

On June 10, 2020, the FDA granted Orphan Drug Designation for Berubicin for the treatment of malignant gliomas. The ODD now constitutes our primary intellectual property protections related to Berubicin although the Company is exploring other patents that could be filed related to Berubicin to extend additional protections. We believe we have all rights and intellectual property necessary to develop Berubicin. As stated earlier, it is our plan to obtain additional intellectual property covering other compounds which, subject to the receipt of additional financing, may be developed into drugs for brain and other cancers.

On July 29, 2024, we entered into an Exclusive License Agreement and Stock Purchase Agreement (collectively, the “Cortice Agreements”) with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted us an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (c) the expiration of the last to expire valid patent claim in such country covering such licensed product.

Market for Cancer Drugs

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

The worldwide cancer drug business has been estimated to represent nearly $100 billion in annual sales. Our drug candidate, Berubicin, is in a class of drugs referred to as anthracyclines, which are chemotherapy drugs designed to destroy the DNA of targeted cancer cells. The most common approved anthracyclines are daunorubicin and doxorubicin and, prior to the expansion of their generic equivalents, annual revenues generated from anthracyclines have been estimated in the range of $600 million. Many cancers are currently treated with anthracyclines; however, primary and metastatic brain cancers have not been among them because heretofore no anthracyclines have been able to sufficiently penetrate the BBB. We believe that based on clinical and preclinical data, Berubicin appears to cross the BBB despite not showing a statistically significant superiority to Lomustine, the current standard of care in refractory and recurrent GBM.

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

The Clinical Therapeutic Opportunity

The Company was created to specialize in the discovery and development of novel treatments for brain tumors. Our main focus is currently the development and testing of TPI 287 and Berubicin. We believe TPI 287 is the first taxane and Berubicin is the first anthracycline that appears to cross the BBB and target cancer cells based upon preclinical animal models and limited clinical data derived from Phase 1 human clinical trials, and in the case of Berubicin, based on Phase 2 clinical data. Currently, there are no curative therapies for glioblastoma.

TPI 287 has been investigated in neuro-oncology for its potential to treat brain tumors due to its apparent ability to cross the blood-brain barrier. A Phase 1/2 clinical trial evaluated TPI 287 in combination with bevacizumab in patients with recurrent glioblastoma multiforme (GBM). The study reported an objective response rate of 54%, including two complete responses, and a disease control rate of 92%. The combination therapy was generally well-tolerated, with no dose-limiting toxicities observed up to doses of 170 mg/m². These early trials suggest that TPI 287 shows potential in neuro-oncology.

In 2009, Reata, the prior developer of Berubicin, completed its Phase 1 clinical trial in patients diagnosed with brain cancers, including glioblastoma, the most aggressive form of brain cancer. In the clinical trial completed by Reata in February 2009, Berubicin demonstrated one durable complete response lasting over 17 years in a patient treated on the original Phase 1 clinical trial. This patient remains disease free and clinically stable as of November 2022 (the date of the patient’s most recent confirmed MRI).

The Phase 1 trial was in a patient population that had a median survival rate of only 14.6 months from glioblastoma diagnosis and few effective therapeutic options. In this trial, 25 of the 35 patients enrolled were evaluable for response, and there was 1 complete response, 1 partial response, and 1 minor response, all indicative of tumor shrinkage. In addition, 8 other patients had stable disease, for a disease control rate (“DCR”) of 44%. If in consultation with the FDA we determine a path forward exists for Berubicin, despite not showing statistically significant superiority to Lomustine, and regulatory approval is secured to market it, we believe this drug has the potential to become an important therapeutic option for this deadly cancer.

In the eight major markets for pharmaceuticals (the US, France, Germany, Italy, Spain, the UK, Japan and China), approximately 55,000 new glioblastoma patients were diagnosed in 2021 with a median survival rate for these patients of only 15 months (GlobalData, 2018). Due to the lack of effective therapies, the five-year survival rate of glioblastoma ranges from 13% for younger aged patients (20 to 44 years) to 1% for older populations (over 44 years). The current standard of care for first-line treatment is surgery, radiation, and chemotherapy with TMZ. TMZ, the current chemotherapeutic component of the first-line standard of care for glioblastoma, has limited efficacy. In the TMZ final clinical trial performed before submitting for FDA approval (573 patients), overall survival was improved by 2.5 months versus radiation alone, a clearly significant improvement in survival. However, at least 50% of TMZ treated patients do not respond to TMZ (or have responded very poorly), primarily due to the O6-methylguanine methyltransferase (“MGMT”) enzyme, which is a DNA repair pathway in glioblastoma cells.

Berubicin

Our first product under development is Berubicin, a development stage anthracycline intended to treat glioblastoma and with potential to treat other neuro-oncology indications. Berubicin is an anthracycline, a class of drugs that are among the most powerful chemotherapy drugs known. Berubicin intercalates into DNA and interrupts topoisomerase II activity, resulting in the inhibition of DNA replication and repair, and ultimately RNA and protein synthesis. Based on clinical and preclinical data, Berubicin appears to cross the blood brain barrier and target cancer cells, specifically glioblastoma, more effectively and efficiently than any other known anthracyclines.

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

Doxorubicin HCl is not indicated for cancers of the brain, where it has limited efficacy due to its poor penetration through the blood-brain barrier. Further, even for those cancers that doxorubicin HCl is indicated, development of drug resistance remains a problem. In an effort to develop a second-generation anthracycline topoisomerase II inhibitor that can circumvent the BBB and the development of drug resistance, a library of high-affinity and sequence-selective deoxyribonucleic acid (“DNA”)-binding agents was created and screened against a panel of P-glycoprotein 1 (Pgp) and multidrug resistance-associated protein 1 (MRP1)-overexpressing cells. This led to the identification of berubicin HCl, which preclinical studies appear to show to be less affected by multidrug transporters than doxorubicin, to be potentially more potent as an inhibitor of cell growth and inducer of apoptosis than doxorubicin, to sequester preferentially in tumor tissue versus brain tissue, and to improve overall survival in an intracranial orthotopic glioma model. There is no assurance that Berubicin will be able to demonstrate such traits in clinical trials.

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

CNS was formed in 2017. Reata sold CNS all rights to the berubicin investigational drug data, including the data submitted under IND 68,279, and CNS has assumed sole authority, discretion, and responsibility with respect to the development of the drug. As a result of the Reata Agreement, we are the direct beneficiaries of the 4 years of active clinical development work performed by Reata, including the execution of multiple Phase 1 human clinical trials.

Berubicin Phase 1 Clinical Trial

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

Berubicin Phase 2 Clinical Trial

Based on data relating to the mechanism of action of Berubicin, as well as clinical results from the Phase 1 study in brain tumors performed by Reata, the prior developer of Berubicin, we initiated a randomized, controlled multicenter study intended to evaluate the efficacy of Berubicin versus Lomustine (CCNU, CeeNU®, or Gleostine®) in patients with recurrent glioblastoma. Randomization to the two therapies (Berubicin or Lomustine) was on a 2:1 basis with 2 patients receiving Berubicin for every patient randomized to Lomustine. Lomustine is a drug considered effective in patients with glioblastoma that has recurred or progressed following first line therapy. From the data available from the Reata Phase 1 clinical trial (RTA 744-C-0401), the FDA has agreed that the dosage for Berubicin will be at the maximum tolerated dose (“MTD”) determined in that trial. Thus, patients randomized to the Berubicin arm receive a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (21-day cycle). Patients randomized to Lomustine receive a single oral dose of 130 mg/m2 (rounded to the nearest 5 mg) every 6 weeks, or per the full prescribing information for Lomustine incorporating institutional standards at each study site.

Efficacy was measured by the benefit of Berubicin vs. Lomustine in terms of overall survival (OS), considered by the FDA as the only endpoint acceptable for clinical trials in Neuro-Oncology which form the basis for a request for approval of a New Drug Application. Secondary endpoints using accepted radiologic methodology (magnetic resonance imaging “MRI”), including both pre- and post-gadolinium T1-weighted scans and T2/fluid attenuated inversion recovery (“FLAIR”) images will evaluate objective response rates (ORR), which include complete responses (CR) and partial responses (PR) as per RANO (Response Assessment for Neuro-Oncology), and progression free survival at 6 months (PFS6). Additional information collected include event free survival (EFS), corticosteroid usage, neurologic status, quality of life, and safety, and for Berubicin, the pharmacokinetics (PK) at the dose and schedule employed. On March 25, 2025, we released the results of the primary analysis of the Berubicin trial. While Berubicin showed clinically relevant outcomes comparable (although the trial was not powered to determine non-inferiority) to Lomustine across multiple endpoints, it did not demonstrate a statistically significant difference in overall survival, the primary endpoint.

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

We are currently exploring what path forward, if any, may be available for Berubicin. Our planning process will involve consultation with and input from the FDA. If a path forward is identified, we may look for a partner with which to conduct any additional studies which may be required, or we may attempt to raise sufficient capital to conduct such studies on our own. The goal of these additional studies, should they be necessary, would be to develop a body of evidence to support a successful application with the FDA and/or other similar regulatory agencies around the world. Should we obtain approval from the FDA or other international regulatory agencies to market Berubicin, we will either partner with third parties to sell and distribute it to physicians and patients, or we will develop our own sales force to do so.

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

Intellectual Property

When we licensed TPI 287 from Cortice on July 29, 2024, it had previously been granted Orphan Drug Designation (“ODD”)by the FDA. On June 10, 2020, the FDA granted Orphan Drug Designation for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. We do not hold or license any patents related to Berubicin and the ODD now constitutes our primary intellectual property protections although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections.

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. Fast Track Designation is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

We are exploring the possibility to file additional patent applications that potentially might allow for further increase of the exclusive market protection for use of TPI 287 and Berubicin. However, we can provide no assurance that we will be able to file or receive additional patent protection. The failure to receive such additional patent protection will reduce the barrier to entry for competition for TPI 287 and Berubicin, which may adversely affect our operations.

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

Expedited Development and Review Programs

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. The Company intends to seek Fast Track Designation for TPI 287 as well.

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

License Agreements

On November 21, 2017, we entered into the Reata Agreement. Pursuant to the Reata Agreement we purchased all of Reata’s intellectual property and development data regarding Berubicin, including all trade secrets, knowhow, confidential information and other intellectual property rights.

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with HPI. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 3 shares of the Company’s common stock valued at $3,000 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the years ended December 31, 2024 and 2023, the Company recognized $50,000 and $50,000 related to this agreement, respectively. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product. On March 23, 2025, the Company terminated the HPI License.

On July 29, 2024, the Company entered into the Cortice Agreements, pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (c) the expiration of the last to expire valid patent claim in such country covering such licensed product.

Employees

As of March 31, 2025, we had four full time employees. We also have one part-time employee serving as our chief scientific officer, and accordingly, a high percentage of the work performed for our development projects is conducted by qualified part-time staff and independent contractors.

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

Properties

Our corporate headquarter is located in a leased facility in Houston, Texas. We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

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

Risks Related to the Company’s Business and Industry

We will require substantial funding to complete our clinical trials, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have used the proceeds from our previous financings to, among other uses, advance Berubicin through clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in the near term in order to complete clinical development and commercialize TPI 287 and Berubicin. If the FDA requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential approval of TPI 287 and Berubicin would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of TPI 287 and Berubicin will not increase.

We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our products under development.

We estimate that we have sufficient capital to take us into the first quarter of 2026, a period during which we would likely expect to initiate a trial of TPI 287, as well as complete the Phase 2 Berubicin trial including its further analysis. In addition, we have working capital to fund our operations during this period (with such operations estimated at $4.5 to $5.0 million per annum). We do not currently have a firm trial design for TPI 287 so estimates of development cost are not available, however, regardless of trial design, the cost of bringing TPI 287 to regulatory approval for marketing will require significant additional financing. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	whether our plan for clinical trials will be completed on a timely basis;

•	whether we are successful in obtaining an accelerated approval pathway with the FDA related to Berubicin;

•	the progress, costs, results of and timing of our clinical trials for TPI 287 and Berubicin;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	market acceptance of our product candidates;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and enforce the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing drug candidates and new product approvals;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

Our auditors have indicated in their report on our financial statements for the fiscal year ended December 31, 2024 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

Our success depends greatly on the success of TPI 287 and Berubicin’s development for the treatment of glioblastoma, and our pipeline of product candidates beyond this lead indication is extremely early stage and limited.

Other than TPI 287 and Berubicin, we do not have any other clinical-stage drug candidates in our portfolio. As such, we are dependent on the success of TPI 287 and Berubicin in the near term. We cannot provide you any assurance that we will be able to successfully advance TPI 287 and Berubicin through the development process or that we will be able to secure other additional assets for development.

We have never been profitable, we have no products approved for commercial sale, and we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability. Therefore, we may not be able to continue as a going concern.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had no revenues and have relied on equity-based financing from the sale of securities in public and private placements and the issuance of convertible notes. The continuation of the Company as a going concern is dependent upon our ability to obtain necessary equity or debt financing to continue operations and the attainment of profitable operations. As of December 31, 2024 the Company has incurred an accumulated deficit of $84,424,704 since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of December 31, 2024, combined with capital raised subsequent to December 31, 2024, is sufficient to fund its planned operations within one year after the date that the financial statements are issued.

To date, we have devoted most of our financial resources to corporate overhead, preparing for and conducting the clinical trial and marketing of our securities. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of and seek regulatory approvals for Berubicin and TPI 287, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If Berubicin or any of our other drug candidates fail in clinical trials or do not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are a clinical pharmaceutical company with limited operating history. Our operations to date have been limited to acquiring our technology portfolio, preparing for and conducting our Berubicin clinical trial, and preparing for and conducting our TPI 287 clinical trial. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our operating results are expected to significantly fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our product candidates in clinical development, including our ability to receive approval from the FDA for TPI 287 and Berubicin;

•	delays in the commencement, enrollment and timing of clinical trials;

•	difficulties in identifying patients suffering from our target indications;

•	the success of our clinical trials through all phases of clinical development;

•	potential side effects of our product candidate that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain additional funding to develop drug candidates;

•	our ability to identify and develop additional drug candidates beyond Berubicin;

•	competition from existing products or new products that continue to emerge;

•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations (CROs);

•	our ability to establish or maintain collaborations, licensing, or other arrangements;

•	our ability to defend against any challenges to our intellectual property including, claims of patent infringement;

•	our ability to enforce our intellectual property rights against potential competitors;

•	our ability to secure additional intellectual property protection for our developing drug candidates and associated technologies;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	potential product liability claims.

These factors are our best estimates of possible factors but cannot be considered a complete recitation of possible factors that could affect the Company. Accordingly, the results of any historical quarterly or annual periods should not be relied upon as indications of future operating performance.

We cannot be certain that TPI 287 and Berubicin will receive regulatory approval, and without regulatory approval we will not be able to market TPI 287 and Berubicin.

Our business currently depends largely on the successful development and commercialization of TPI 287 and Berubicin. Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of TPI 287 and Berubicin for the treatment of glioblastoma.

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

Any statements in this filing indicating that TPI 287 and Berubicin has demonstrated preliminary evidence of efficacy are our own and are not based on the FDA’s or any other comparable governmental agency’s assessment of TPI 287 and Berubicin and do not indicate that TPI 287 and Berubicin will achieve favorable efficacy results in any later stage trials or that the FDA or any comparable agency will ultimately determine that TPI 287 and Berubicin is effective for purposes of granting marketing approval.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for TPI 287 and Berubicin and our other product candidates.

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

If TPI 287 and Berubicin is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially and possibly irreparably harmed.

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

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if TPI 287 and Berubicin (or our other product candidates) are approved, after the approved product has been marketed. The range and potential severity of possible side effects from therapies such as TPI 287 and Berubicin (or our other product candidates) are significant. If TPI 287 and Berubicin (or our other product candidates) causes undesirable or unacceptable side effects in the future, this could interrupt, delay or halt clinical trials and result in the failure to obtain or suspension or termination of marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities only with restrictive label warnings.

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

We do not have any manufacturing capabilities and we do not intend to manufacture the pharmaceutical products that we plan to sell. We utilize contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product for our pre-clinical development and clinical trials of TPI 287 and Berubicin that we will need to conduct prior to seeking regulatory approval. However, we do not have agreements for supplies of TPI 287 and Berubicin or any of our other product candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize TPI 287 or Berubicin if they are approved. Additionally, the facilities used by any contract manufacturer to manufacture Berubicin or any of our other product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We will be completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and the FDA’s current good manufacturing practice standards, or GMP, and other requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates, including:

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

Our licensed U.S. patents for Berubicn expired in March 2020 and the patents for TPI 287 will expire before commercialization is reasonably possible, and the expiration of our patents may subject us to increased competition, and the Orphan Drug Designations for TPI 287 and Berubicin will not bar approval of other similar products under certain circumstances.

The U.S. and foreign patents for TPI 287 will all expire in 2028 well before commercialization is reasonably possible. The U.S. patents for Berubicin that we previously licensed from Houston Pharmaceuticals, Inc. expired in March 2020. Such patent expirations may subject us to increased competition. TPI 287 held Orphan Drug Designation when we licensed it from Cortice and on June 10, 2020, the FDA granted Orphan Drug Designation for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of an NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD now constitutes our primary intellectual property protections although we are exploring if there are other patents that could be filed related to Berubicin to extend additional protections. The ODD similarly strengthens our TPI 287 patent protections and would become our primary protection upon expiration of those patents, however, we are also exploring new patent opportunities related to TPI 287. Nevertheless, we can provide no assurance that we will be able to file or receive additional patent protection. The failure to obtain additional patent protection will reduce the barrier to entry for competition for TPI 287 or Berubicin, which may adversely affect our operations.

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

As of March 31, 2025, we have four full-time employees. We also have 1 officer serving as part-time employee. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Our chief science officer is currently working for us on a part-time basis. Our chief executive officer and chief science officer, also provide services for other companies in our industry and such other positions may create conflicts of interest for such officers in the future.

Certain of our key employees are currently part-time and/or provide services for other biotechnology development efforts, including companies, with respect to our chief executive officer and chief science officer, which are developing anti-cancer drug candidates. Specifically, John M. Climaco, our chief executive officer, is also serving as a director for Moleculin Biotech, Inc., a company also actively developing anticancer drugs. Donald Picker, our chief science officer, is the chief scientific officer at Moleculin.

In addition to our officers’ part-time status, since Mr. Climaco and Dr. Picker are associated with other companies that are developing anti-cancer drug candidates, they may encounter conflicts of interest in the future. Although we do not believe that the drug candidates we are currently pursuing compete with the types of drug candidates being pursued by the other companies Mr. Climaco and Dr. Picker are associated with, there is no assurance that such conflicts will not arise in the future.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2024, identified a material weakness in our internal controls due to the lack of sufficient personnel to allow for segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Management performed an annual assessment as of December 31, 2024 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2024, due to material weaknesses in our internal controls due to the lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to consider to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To mitigate the lack of segregation of duties material weaknesses, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. However, notwithstanding our mitigation efforts, there is no assurance we will not encounter accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

Our current stockholders’ ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorize us to issue up to 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences, and privileges senior to those of the common stock. Those rights, preferences, and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

We have in the past been unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, and any future failure to maintain compliance could subject our common stock to be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

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

During 2024, we were not in compliance with the requirement to maintain a closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2), and we were not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b) (the “Equity Requirement”). As of the date of this filing, we are in compliance with both requirements. However, with respect to the Equity Requirement, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a Mandatory Panel Monitor until September 10, 2025. If, within that monitoring period, the Staff finds us again out of compliance with the Equity Requirement, notwithstanding Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Listing Rule 5810(c)(3). With respect to the Minimum Bid Price Requirement, since we completed a reverse split on February 21, 2025, if we fall out of compliance with the Minimum Bid Price Requirement prior to February 21, 2026, we will not be eligible for any compliance period specified in Listing Rule 5810(c)(3)(A). In either case described in the preceding two sentences, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a hearing. Our common stock may be at that time be delisted from Nasdaq.

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

Risk Management and Strategy

We have recently implemented additional security measures as part of an evolving cybersecurity posture and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks and mitigate the damage that could result from such an attack. All employees have recently begun receiving cybersecurity training and other education regarding their use of computers, information technology, and sensitive data including specifically how to recognize common attack strategies. As the Company does not have a physical office location, it does not have a local network or in-house servers and proprietary applications. We therefore utilize third parties applications and resources to support our information technology (“IT”) needs. All applications utilized by the Company are Software as a Service (“SaaS”) offerings. As our applications are developed and managed by third parties, we are dependent on these providers for many functions including disaster recovery during a disaster or cyber incident. Our goal is to only utilize the most secure and trusted providers for our IT needs. Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers.

Our cybersecurity management strategy consists of utilizing a combination of employee education, preventative controls, detective controls, and periodic third-party cybersecurity testing. During fiscal year 2023 we began to deploy and utilize enterprise scale technology to support an appropriate cybersecurity posture including: endpoint detection and response, firewalls, security information and event management, email security, multifactor authentication, and vulnerability management. As part of the service offering from our outsourced IT security services provider, cybersecurity related alerts will be issued to us as relevant situations develop. These alerts will be evaluated in concert with our IT provider and in the event an alert requires action within our environment, such actions will be taken promptly. Our process and cybersecurity posture will continue to be refined based on the results of periodic cybersecurity assessments conducted jointly with our IT provider. We have recently begun reporting on cybersecurity in reports to the Board of Directors and will continue to do so.

To operate our business, we rely upon certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, SaaS platforms, managed services, cloud-based infrastructure, content delivery, encryption and authentication technology, corporate productivity services, and other functions. We are developing certain vendor management processes designed to help to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, conducting on-site inspections, requiring their completion of written questionnaires regarding their services and data handling practices, and conducting periodic re-assessments during their engagement. For our largest third-party provider, our Contract Research Organization (“CRO”) which is helping us manage our global trial of Berubicin, we are currently conducting a security assessment and review including their cybersecurity practices, protocols and protections, handling of information protected by HIPAA, and physical security.

Governance

The Board of Directors is responsible for oversight of cybersecurity risk.  Our Chief Financial Officer and Chief Executive Officer are the members of management responsible for managing and assessing our cybersecurity practices and have recently commenced reporting on such practices and risks. The plan for the future is that they will continue to report to the Board on cybersecurity at least quarterly. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Board of Directors and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken.

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

Holders of Common Equity

As of March 28, 2025, we had approximately 5 stockholders of record of our common stock holding shares directly with the transfer agent. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously disclosed on Form 8-K, there were no sales of unregistered securities during the year ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2024.

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

Overview

We are a clinical stage pharmaceutical company organized as a Nevada corporation in July 2017 to focus on the development of anti-cancer drug candidates for the treatment of brain and central nervous system tumors, based on intellectual property that we license under license agreement Cortice and own pursuant to a collaboration and asset purchase agreement with Reata.

We believe our drug candidates, TPI 287 and Berubicin, may be significant developments in the treatment of Glioblastoma and other CNS malignancies, and if approved by the FDA could give Glioblastoma patients an important new therapeutic alternative to the current standard of care. Glioblastoma are tumors that arise from astrocytes, which are star-shaped cells making up the supportive tissue of the brain. These tumors are usually highly malignant (cancerous) because the cells reproduce quickly, and they are supported by a large network of blood vessels. TPI 287 is an abeotaxane (derived from the taxane family of drugs) and Berubicin is an anthracycline. Both of these are classes of drugs that are among the most powerful and extensively used chemotherapy drugs known. Based on clinical and preclinical data, we believe TPI 287 is the first taxane to appear to cross the BBB and Berubicin is the first anthracycline to appear to cross the BBB, both in significant concentrations targeting brain cancer cells. While our focus is currently on the development of TPI 287 and Berubicin, we are also in the process of attempting to secure intellectual property rights to additional compounds that we plan to develop into drugs to treat CNS cancers.

TPI 287 represents a promising candidate for treating cancers involving the CNS, as well as those that have become resistant to traditional taxane therapies. While it has shown promise in limited clinical trials, further clinical development is necessary to determine its future in neuro-oncology. TPI 287 is an abeotaxane and is an investigational chemotherapy agent classified as a third-generation taxane derivative. It was developed to address some of the limitations of earlier taxanes like paclitaxel (Taxol) and docetaxel (Taxotere), particularly issues related to drug resistance and poor penetration of the BBB. As a synthetic, lipophilic compound, TPI 287 is designed to be brain-penetrant, allowing it to reach CNS tumors more effectively than its predecessors. Like other taxanes, TPI 287’s mechanism of action is to stabilize microtubules, which disrupts cell division and induces apoptosis. However, one of its notable advantages is its reduced susceptibility to drug efflux pumps such as P-glycoprotein (P-gp), a common mechanism by which cancer cells develop resistance to chemotherapy. This feature gives TPI 287 potential utility in treating drug-resistant cancers in the CNS.

TPI 287 had previously been granted Orphan Drug Designation by the FDA. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD strengthens our intellectual property protections although the Company is exploring if there are other patents that could be filed related to TPI 287 to extend additional protections.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from HPI in an agreement we refer to as the HPI License. HPI is affiliated with our founder, Dr. Priebe. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of an NDA for Berubicin; and (v) 3 shares of our common stock. The patents we licensed from HPI expired in March 2020. On March 23, 2025, the Company terminated the HPI License.

On June 10, 2020, the FDA granted Orphan Drug Designation (“ODD”) for Berubicin for the treatment of malignant gliomas. The ODD now constitutes our primary intellectual property protection for Berubicin although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections.

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

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. Fast Track Designation is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need

On July 29, 2024, the Company entered into an Exclusive License Agreement and Stock Purchase Agreement (collectively, the “Cortice Agreements”) with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (c) the expiration of the last to expire valid patent claim in such country covering such licensed product.

Our plan of operations is primarily focused on completing a clinical trial for TPI 287 and finishing the on-going trial of Berubicin. We estimate that we have sufficient capital to take us into the first quarter of 2026, a period during which we would likely expect to initiate a trial of TPI 287, as well as complete the Berubicin trial including its final analysis. In addition, we have working capital to fund our operations during this period (with such operations estimated at $4.5 to $5.0 million per annum). We do not currently have a firm trial design for TPI 287 so estimates of development cost are not available, however, regardless of trial design, the cost of bringing TPI 287 to regulatory approval for marketing will require significant additional financing. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

General and Administrative Expense

General and administrative expense was approximately $5,612,000 for the year ended December 31, 2024 compared to approximately $4,770,000 for 2023. The increase in general and administrative expense was mainly attributable to increase of approximately $756,000 in professional expenses, $440,000 in employee compensation. These changes were offset by decrease of approximately $104,000 in stock-based compensation, $49,000 in insurance expenses, $21,000 in travel expenses, board of director compensation of $9,000, advertising and marketing of $119,000 and other general and administrative expenses of $52,000.

Research and Development Expense

Research and development expense was approximately $9,290,000 for the year ended December 31, 2024 compared to approximately $14,096,000 for 2023. The decrease in research and development expenses during the period was mainly attributed to the timing of research organization (CRO) expenses and patient treatment costs related to continued progress with our clinical trial for Berubicin. Our CRO expenditures are primarily for labor related to activating selected trial sites, managing patient enrollment processes, collecting and managing data from patient treatments throughout the trial, processing reimbursement to the sites for patient treatment, and assisting with necessary submissions to amend the IND. CRO expenditures are expected to begin to taper off throughout the remainder of the trial as we are no longer activating sites and no longer enrolling patients after January 2024. We expect our research and development costs to taper off in the near future as we move toward completion of our clinical trial for Berubicin primarily due to patients moving from active treatment to follow-up leading to decreasing costs of treating and following these patients as more patients eventually succumb to their disease, then toward year end 2025 we expect costs related to the future trial of TPI 287 to begin increasing to levels similar to those seen during our trial of Berubicin.

Other Income (Expense)

Interest income was approximately $60,000 and $28,000 for the years ended December 31, 2024 and 2023, respectively. Interest expense was approximately $16,000 and $14,000 for the years ended December 31, 2024 and 2023, respectively.

Net Loss

The net loss for the year ended December 31, 2024 was approximately $14,858,000 compared to approximately $18,851,000 for 2023. The change in net loss is primarily attributable to increased research and development costs.

Liquidity and Capital Resources

On December 31, 2024, we had cash of approximately $6,461,000 and we had a working capital of approximately $6,134,000. We have historically funded our operations from proceeds from debt and equity sales.

On February 1, 2024, the Company completed a public offering of (i) 889 shares of common stock; (ii) pre-funded warrants to purchase 4,448 shares of common stock; (iii) Series A Warrants to purchase up to an aggregate of 5,342 shares of common stock ; and (iv) Series B Warrants to purchase up to an aggregate of 5,342 shares of common stock The net proceeds to the Company from the offering were $3,331,000, after deducting the placement agents’ fees and other offering expenses.

On June 14, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 6,720 shares of common stock and pre-funded warrants to purchase 601 shares of common stock in lieu thereof in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 7,321 shares of common stock. The gross proceeds to the Company from the offering was approximately $1.37 million, resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,203,267.

On June 26, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 11,360 shares of common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 11,360 shares of common stock. The gross proceeds to the Company from the offering were approximately $1.39 million resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,221,146.

On July 3, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 28,500 shares of common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 28,500 shares of common stock. The gross proceeds to the Company from the offering were approximately $1.98 million, before deducting the financial advisor fees and other estimated offering expenses payable by the Company. After payment of commissions and expenses, the proceeds received by the Company was $1,787,000.

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). On March 20, 2025, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $43.5 million (including $6.4 million remaining from the previous increase). As of December 31, 2024, the Company has sold 991,773 shares pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $13.7 million. $882,539 of the net proceeds was deposited on January 10, 2025. As of December 31, 2024, the Company recorded a subscription receivable for $882,539.

On October 23, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 74,000 shares of common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 278,943 shares of common stock. The gross proceeds to the Company from the offering were approximately $3 million, before deducting the financial advisor fees and other estimated offering expenses payable by the Company. After payment of commissions and expenses, the proceeds received by the Company was $2,725,907.

We estimate that we have sufficient capital to take us into the first quarter of 2026, a period during which we would likely expect to initiate a trial of TPI 287, as well as complete the Berubicin trial including its final analysis. In addition, we have working capital to fund our operations during this period (with such operations estimated at $4.5 to $5.0 million per annum). We do not currently have a firm trial design for TPI 287 so estimates of development cost are not available, however, regardless of trial design, the cost of bringing TPI 287 to regulatory approval for marketing will require significant additional financing. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

We will need to raise significant additional capital in the future in order to meet our future obligations and execute our business plan. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful and if it is not successful we may need to cease operations entirely.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $17,113,000 and $14,140,000 for the years ended December 31, 2024 and 2023, respectively, and mainly included payments made for drug development (including the cost of our trial of Berubicin), contract labor, officer compensation, stock-based compensation, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used in investing activities was approximately $4,000 and $4,000 for the years ended December 31, 2024 and 2023 and included payments for furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was approximately $23,030,000 and $4,637,000 for the years ended December 31, 2024 and 2023, respectively. We received net proceeds of approximately $23,376,000 from the issuance of common stock during the year ended December 31, 2024.

Off-balance Sheet Arrangements

As of December 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Purchase Commitments

We do not have any material commitments for capital expenditures, although we are required to pay certain milestone fees and royalties to Reata and Cortice as described in the section “Overview” above.

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

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. As of December 31, 2024, there was no critical audit estimates.

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

CNS Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CNS Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CNS Pharmaceuticals, Inc (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 31, 2025

CNS Pharmaceuticals, Inc.

Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$6,461,378	$548,721
Deferred offering costs	20,637	202,859
Subscription receivable	882,539	–
Prepaid expenses and other current assets	1,293,954	839,590
Total current assets	8,658,508	1,591,170

Noncurrent Assets:
Prepaid expenses, net of current portion	36,430	104,750
Property and equipment, net	6,005	4,933
Total noncurrent assets	42,435	109,683

Total Assets	$8,700,943	$1,700,853

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$2,198,260	$5,832,162
Notes payable	326,072	300,806
Total current liabilities	2,524,332	6,132,968

Total Liabilities	2,524,332	6,132,968

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 300,000,000 shares authorized and 1,413,556 and 2,486 shares issued and outstanding, respectively	1,414	2
Additional paid-in capital	90,599,901	65,134,786
Accumulated deficit	(84,424,704)	(69,566,903)
Total Stockholders' Equity (Deficit)	6,176,611	(4,432,115)

Total Liabilities and Stockholders' Equity (Deficit)	$8,700,943	$1,700,853

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

	Year ended	Year ended
	December 31, 2024	December 31, 2023

Operating expenses:
General and administrative	$5,611,800	$4,769,502
Research and development	9,290,143	14,095,606

Total operating expenses	14,901,943	18,865,108

Loss from operations	(14,901,943)	(18,865,108)

Other income (expenses):
Interest income	60,262	27,687
Interest expense	(16,120)	(13,805)

Total other income (expense)	44,142	13,882

Net loss	$(14,857,801)	$(18,851,226)

Loss per share - basic	$(38.87)	$(12,509.11)
Loss per share - diluted	$(38.87)	$(12,509.11)

Weighted average shares outstanding - basic	382,241	1,507
Weighted average shares outstanding - diluted	382,241	1,507

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the years ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2022	636	$1	$58,848,532	$(50,715,677)	$8,132,856

Common stock issued for cash, net	342	–	2,317,599	–	2,317,599

Exercise of warrants	1,507	1	2,961,238	–	2,961,239

Stock-based compensation	1	–	1,007,417	–	1,007,417

Net loss	–	–	–	(18,851,226)	(18,851,226)

Balance December 31, 2023	2,486	2	65,134,786	(69,566,903)	(4,432,115)

Common stock issued for cash and warrants, net	1,113,242	1,114	24,008,828	–	24,009,942

Exercise of warrants, net	284,006	284	21,041	–	21,325

Stock-based compensation	–	–	838,957	–	838,957

Shares issued for license agreement	11,468	12	596,291	–	596,303

Stock issued for stock split rounding	2,354	2	(2)	–	–

Net loss	–	–	–	(14,857,801)	(14,857,801)

Balance December 31, 2024	1,413,556	$1,414	$90,599,901	$(84,424,704)	$6,176,611

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

	Years Ended	Years Ended
	December 31, 2024	December 31, 2023

Cash Flows from Operating Activities:
Net loss	$(14,857,801)	$(18,851,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	838,957	1,007,417
Depreciation	3,306	4,134
Common stock issued for license agreement	596,303	–
Loss on disposal of fixed assets	(190)	498
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(59,972)	2,377,275
Accounts payable and accrued expenses	(3,633,902)	1,321,871
Net cash used in operating activities	(17,113,299)	(14,140,031)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,188)	(3,901)
Net cash used in investing activities	(4,188)	(3,901)

Cash Flows from Financing Activities:
Payments of deferred offering costs	(66,750)	(202,859)
Payments on notes payable	(300,806)	(438,733)
Proceeds from exercise of warrants	21,325	2,961,239
Proceeds from sale of common stock	23,376,375	2,317,599
Net cash provided by financing activities	23,030,144	4,637,246

Net change in cash and cash equivalents	5,912,657	(9,506,686)

Cash and cash equivalents, at beginning of period	548,721	10,055,407

Cash and cash equivalents, at end of period	$6,461,378	$548,721

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,599	$13,805
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Prepaid expense financed with note payable	$326,072	$329,571
Reclassification of deferred offering costs to equity	248,972	–
Common stock issued for subscription receivable	882,539	–
Stock issued for stock split rounding	2	–

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

On November 26, 2024, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-50. The reverse stock split became effective on February 21, 2025 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

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

Liquidity and Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. Management believes that the cash on hand, combined with aggressive working capital management, will allow us to continue operating Within one year after the date that the financial statements are issued. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at December 31, 2023 was $6,211,378. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Restricted Stock Units (“RSUs”) - Our RSUs vest over two or four years from the date of grant. The fair value of RSUs is the market price of our common stock at the date of grant.

Performance Units (“PUs”) - The PUs vest based on our performance against predefined share price targets and the achievement of Positive Interim, Clinical Data as defined by the Board.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 59,579 common shares, unvested restricted stock units of 114 common shares, unvested performance units of 5 and options for 270 common shares, respectively. As of December 31, 2023, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 1,732 common shares, unvested restricted stock units of 6 common shares, unvested performance units of 19 and options for 157 common shares, respectively.

Research and Development Costs - Research and development costs are expensed as incurred. The Company recognized the benefit of refundable research and development tax credits as a reduction of research and development expenses when there is reasonable assurance that the amount claimed will be recovered.

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment. See statement of operations for information about combined net income from operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU No. 2023-07 during the year ended December 31, 2024.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures about the nature of expenses in commonly presented financial statement captions. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, on either a prospective or retrospective basis. Early adoption permitted. Management is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

Note 3 – Note Payable

On November 28, 2024, the Company entered into a short-term note payable for an aggregate of $326,072, bearing interest at 9.24% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2025. As of December 31, 2024, the Company’s note payable balance was $326,072.

On November 28, 2023, the Company entered into a short-term note payable for an aggregate of $329,571, bearing interest at 9.74% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2024. As of December 31, 2024 and 2023, the Company’s note payable balance was $0 and $300,806, respectively.

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

On April 30, 2024, the Company held its scheduled 2024 Annual Meeting of Stockholders at which the Company’s stockholders approved amendments to the Company's 2020 Equity Plan (the “2020 Plan”) including an increase in the number of shares of common stock, par value $0.001 per share, authorized for issuance under the 2020 Plan by 1,400 shares. As amended, the number of shares of the common stock that may be issued under the 2020 Plan is 1,739 shares (this includes the 1,400 share increase).

On November 26, 2024, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion prior to the one-year anniversary of the annual meeting.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a one-for-fifty (1:50) reverse stock split of the Company’s common stock and the filing of the Amendment to effectuate the reverse split. The reverse stock split became effective on February 21, 2025 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

Common Stock

2024

On January 29, 2024, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim” and collectively with AGP, the “Placement Agents”) (the “Placement Agreement”) for the public offering by the Company of (i) 889 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (ii) pre-funded warrants to purchase 4,448 shares of Common Stock (the “Pre-Funded Warrants”); (iii) Series A Warrants to purchase up to an aggregate of 5,342 shares of Common Stock (the “Series A Warrants”); and (iv) Series B Warrants to purchase up to an aggregate of 5,342 shares of Common Stock (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants)). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of Common Stock and accompanying Common Warrants was $750.00 and the combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $747.50. In connection with the offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors that participated in the offering. As of December 31, 2024, 4,448 of the Pre-Funded Warrants have been exercised. The closing of the sales of these securities occurred on February 1, 2024. The net proceeds to the Company from the offering were $3,331,000, after deducting the placement agents’ fees and other offering expenses.

On June 14, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 6,720 shares of the Company’s common stock and pre-funded warrants to purchase 601 shares of common stock in lieu thereof (the “June 14 Pre-Funded Warrants”) in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 7,321 shares of common stock (the “June 14 Common Warrants”). The combined purchase price of one share of common stock (or pre-funded warrant in lieu thereof) and accompanying June 14 Common Warrant was $187.50. The closing of this offering and private placement occurred on June 17, 2024.

Subject to certain ownership limitations, each of the June 14 Common Warrants is immediately exercisable, has an exercise price of $181.00 per share, and expire five years from the date of issuance. Each June 14 Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.05 (as adjusted from time to time in accordance with the terms thereof). The gross proceeds to the Company from the offering was approximately $1.37 million, resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,203,267.

On June 26, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 11,360 shares of the Company’s common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 11,360 shares of common stock (the “June 26 Common Warrants”). The combined purchase price of one share of common stock and accompanying June 26 Common Warrant was $122.50. The closing of the offering and private placement occurred on June 27, 2024 (the “Closing Date”).

Subject to certain ownership limitations, each of the June 26 Common Warrants is immediately exercisable, has an exercise price of $116.00 per share, and expire five years from the date of issuance. The June 26 Common Warrants may only be exercised on a cashless basis if there is no registration statement registering, or a prospectus contained therein in not available for, the resale of the shares of common stock underlying the June 26 Common Warrants. The gross proceeds to the Company from the offering were approximately $1.39 million resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,221,146.

On July 3, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 28,500 shares of the Company’s common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 28,500 shares of common stock (the “July 3 Common Warrants”). The combined purchase price of one share of common stock and accompanying July 3 Common Warrant is $69.50. The closing of this offering and private placement occurred on July 5, 2024.

Subject to certain ownership limitations, each of the July 3 Common Warrants is immediately exercisable, has an exercise price of $63.00 per share, and expire five years from the date of issuance. The gross proceeds to the Company from the offering were approximately $1.98 million, before deducting the financial advisor fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Warrants. After payment of commissions and expenses, the proceeds received by the Company was $1,787,000.

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). On March 20, 2025, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $43.5 million (including $6.4 million remaining from the previous increase). As of December 31, 2024, the Company has sold 991,773 Shares pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $13.7 million. $882,539 of the net proceeds was deposited on January 10, 2025. As of December 31, 2024, the Company recorded a subscription receivable for $882,539.

On October 23, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 74,000 shares of the Company’s common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 278,943 shares of common stock (the “July 3 Common Warrants”). The per share purchase price of each share of common stock was $8.50 per share and the purchase price for each Pre-Funded Warrant was $8.45 per Pre-Funded Warrant. The closing of this offering and private placement occurred on October 23, 2024.

Subject to certain ownership limitations, each of the October 23 Common Warrants is immediately exercisable, has an exercise price of $0.05 per share, and expire five years from the date of issuance. The gross proceeds to the Company from the offering were approximately $3 million, before deducting the financial advisor fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Warrants. After payment of commissions and expenses, the proceeds received by the Company was $2,725,907.

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

Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 11,468 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 867 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint a pivotal trial for a licensed product – either $15.0 million or 8,223 shares of Company common stock; (ii) FDA acceptance of an New Drug Application for a licensed product – either $30.0 million or 16,446 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 24,668 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 4,112 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. As of December 31, 2024, there were no accruals related to the milestone payments and the Company issued 11,468 Shares with a fair value of $596,303 pursuant to the Cortice Agreement.

52

2023

Pursuant to the terms of the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC and Brookline Capital Markets, a division of Arcadia Securities, LLC (collectively, the “Agent”), the Company may sell from time to time, through the Agent, shares of the Company’s common stock with an aggregate sales price of up to $20.0 million. During the year ended December 31, 2023, the Company sold 342 shares of common stock to the Agent for net proceeds of $2,317,599.

During the year ended December 31, 2023, the Company issued 1,497 shares of common stock from the exercise of warrants.

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 27 shares of common stock.

In 2020, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan allows for the Board of Directors to grant various forms of incentive awards for up to 40 shares of common stock. The 2020 Plan was amended effective as of August 9, 2023, which was approved by the Company’s stockholders at the Company’s annual meeting on September 14, 2023. The amendment increased the 2020 Plan by 298 shares of common stock.

2024

On January 19, 2024, the Board of Directors of the Company approved the issuance of 5 options to Ms. Mahery as compensation for her appointment to our Board of Directors. The options have a ten-year term at an exercise price of $632.50 and vest in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $2,728.

On April 7, 2024, the Board of Directors approved grants of 108 options to officers, employees, and board of directors. The options have a ten-year term at an exercise price of $646.5. Of the 108 options issued, 35 options vest on the first anniversary or at the time of the 2025 shareholder meeting, whichever occurs first and 73 options vest in 36 equal monthly installments over 3 years. The total fair value of these option grants at issuance was $58,335.

2023

On March 29, 2023, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $550,750 to the officers of the Company. In addition, the officers and an employee were awarded a total of 12 options with a ten-year term at an exercise price of $2,490. Of the options issued, 50% vest over 2 years and 50% vest upon the Company’s common stock price exceeding various closing prices ranging from $6.00 - $24.00 per share. The total fair value of these option grants at issuance was $25,820.

On May 3, 2023, the Board of Directors of the Company appointed Bettina M. Cockroft, M.D., M.B.A as an independent member of the Company’s Board of Directors. Dr. Cockroft was granted a ten-year option to purchase 1 share of Company common stock at an exercise price of $4,175 vesting in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $3,514.

On August 4, 2023, the Board of Directors approved the issuance of 3 options to Dr. Cockroft. The options have a ten-year term at an exercise price of $5,675 and vest in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $12,771.

On August 27, 2023, the Board of Directors approved the issuance of 79 options to the board of directors. The options have a ten-year term at an exercise price of $4,750 and vest on the first anniversary date of issuance. The total fair value of these option grants at issuance was $313,846.

During the years ended December 31, 2024 and 2023, the Company recognized $684,181 and $949,982 of stock-based compensation, respectively, related to outstanding stock options. At December 31, 2024, the Company had $94,968 of unrecognized expenses related to options.

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	51	$168,547.02
Granted	106	4,460.14
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2023	157	56,287.36
Granted	113	645.88
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2024	270	$33,000.37
Exercisable, December 31, 2024	175	$48,148.42

The aggregate fair value of the options measured during the years ended December 31, 2024 and 2023 were calculated using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Fair value of common stock on measurement date	$632.50 to $646.50 per share	$1.00 to $2.40 per share
Risk free interest rate (1)	3.80% to 4.39%	3.38% to 4.37%
Volatility (2)	102.25% to 118.36%	114.13% to 118.09%
Dividend yield (3)	0%	0%
Expected term (in years)	5.5 – 6.3	5.5 – 6.3

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

As of December 31, 2024, the outstanding stock options have a weighted average remaining term of 8.16 years and the aggregate intrinsic value of options vested and outstanding was $0. As of December 31, 2024, there were no awards remaining to be issued under the 2017 Plan and 28 awards remaining to be issued under the 2020 Plan.

As of December 31, 2023, the outstanding stock options have a weighted average remaining term of 8.54 years and the aggregate intrinsic value of options vested and outstanding was $8,217.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2024 and 2023:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2022	1,597	$8,875.44
Granted	1,544	3,220.82
Exercised	(1,407)	2,090.82
Forfeited	–	–
Expired	(2)	77,274.54
Outstanding, December 31, 2023	1,732	9,709.31
Granted	341,858	36.50
Exercised	(284,006)	0.13
Forfeited	–	–
Expired	(5)	202,500
Outstanding, December 31, 2024	59,579	$465.88

On October 16, 2023, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder of certain existing warrants (“Holder”) to receive new warrants to purchase up to a number of shares of common stock equal to 200% (the “Inducement Warrants”) of the number of warrant shares issued pursuant to the exercise of such certain existing warrants to purchase shares of common stock (the “Existing Warrants”) pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase up to 751 shares of the Company’s common stock, at a Reduced Exercise Price (as defined below), in exchange for the Company’s agreement to issue the Inducement Warrants to purchase up to 1,502 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Existing Warrants consist of: (i) warrants, originally issued on December 22, 2020 and amended on December 5, 2022; (ii) warrants, originally issued on January 10, 2022 and amended on December 5, 2022; and (iii) warrants issued on December 5, 2022. Pursuant to the Inducement Letter, the exercise price for such Existing Warrants was reduced to $3,200 per share (the “Reduced Exercise Price”). In connection with the warrant inducement, the Company estimated the fair value of the warrants based on the Black-Scholes option pricing model and recorded a deemed dividend to additional paid in capital of $5,571,694.

The aggregate fair value of the warrants measured during the year ended December 31, 2023 were calculated using the Black-Scholes option pricing model based on the following assumptions:

Year Ended December 31, 2023
Fair value of common stock on measurement date	$4,000 per share
Risk free interest rate (1)	4.72%
Volatility (2)	124.66%
Dividend yield (3)	0%
Expected term (in years)	4.2 – 5.0

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

During the year ended December 31, 2024, the Company received $21,325 in net cash proceeds from the exercise of 4,448 warrants issued at an exercise price of $2.5, 14 warrants issued at an exercise price of $750 and 279,944 warrants issued at an exercise price of $0.05. As of December 31, 2024, the remaining weighted average term for the outstanding stock warrant is 4.09 years.

During the year ended December 31, 2023, the Company received $2,961,239 in net cash proceeds from the exercise of 753 warrants issued at an exercise price of $3,200, 96 warrants issued at an exercise price of $7,575 and 650 warrants previously issued at an exercise price of $2.5.

As of December 31, 2023 the outstanding and exercisable warrants have a weighted average remaining term of 4.64 years and an intrinsic value of $15,245.

Restricted Stock Units

On April 7, 2024, the Board of Directors approved grants of 108 RSUs to officers, employees, and board of directors. Of the 108 RSUs issued, 35 RSUs vest on the first anniversary or at the time of the 2025 shareholder meeting, whichever occurs first and 73 RSUs vest in 8 equal quarterly installments over 2 years. The Company valued the RSUs based on the stock price at grant which total $58,335.

During the years ended December 31, 2024 and 2023, the Company recognized $54,414 and $23,850 of stock-based compensation, related to outstanding RSUs, respectively. At December 31, 2024, the Company had $68,275 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the years ended December 31, 2024 and 2023:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2022	–	$–
Granted	6	25,050.00
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2023	6	25,050.00
Granted	108	648.25
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2024	114	$1,932.55

Performance Units

During the years ended December 31, 2024 and 2023, the Company recognized $100,362 and $33,585 related to outstanding stock PUs, respectively. At December 31, 2024, the Company had $0 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the years ended December 31, 2024 and 2023:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2022	19	$14,581.58
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2023	19	14,581.58
Granted	–	–
Vested	(6)	25,050.00
Forfeited	(8)	9,750.00
Non-vested, December 31, 2024	5	$9,750.00

Note 5 – Commitments and Contingencies

Executive Employment Agreements

On September 1, 2017, the Company entered into an employment agreement with Mr. John Climaco pursuant to which Mr. Climaco agreed to serve as Chief Executive Officer and Director of the Company commencing on such date for an initial term of three years. On September 1, 2020, the Company entered into an amendment to the employment agreement with Mr. Climaco. The amendment extends the term of employment under the Employment Agreement, which was originally for a three-year period, for additional twelve-month periods, unless and until either the Company or Mr. Climaco provides written notice to the other party not less than sixty days before such anniversary date that such party is electing not to extend the term. If the Company provides notice of its election not to extend the term, Mr. Climaco may terminate his employment at any time prior to the expiration of the term by giving written notice to the Company at least thirty days prior to the effective date of termination, and upon the earlier of such effective date of termination or the expiration of the term, Mr. Climaco shall be entitled to receive the same severance benefits as are provided upon a termination of employment by the Company without cause. Pursuant to the Amendment, the severance benefits shall be twelve months of Mr. Climaco’s base salary. Such severance payment shall be made in a single lump sum sixty days following the termination, provided that Mr. Climaco has executed and delivered to the Company and has not revoked a general release of the Company. Pursuant to the employment agreement, the compensation committee of the board of directors reviews the base salary payable to Mr. Climaco annually during the term of the agreement. On March 6, 2025, the compensation committee of the board of directors set Mr. Climaco’s annual base salary to $580,000.

On June 28, 2019, we entered into employment letters with Drs. Silberman and Picker pursuant to which Dr. Silberman agreed to commit 50% of her time to our matters; and Dr. Picker agreed to commit 25% of his time to our matters. On March 6, 2025, the compensation committee of the board of directors set Drs. Silberman and Picker annual base salaries to $247,000 and $120,000, respectively.

In March 2024, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $240,608 to the officers of the Company payable upon completion of a subsequent round of financing and a determination by the Board that such financing is sufficient for the Company's needs after payment of such bonus.

On March 6, 2025, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $631,243 to the officers of the Company.

Scientific Advisory Board

The Scientific Advisory board is consisted of one member, Dr. Sigmond Hsu. Dr. Hsu receives annual cash compensation of $68,600. As of December 31, 2024 and 2023, the Company has accrued $177,309 and $168,734, respectively, for Mr. Hsu’s Scientific Advisory Board compensation.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with Houston Pharmaceuticals, Inc. (“HPI”). HPI is affiliated with Dr. Waldemar Priebe, our founder. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 3 shares of the Company’s common stock valued at $3,375 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the years ended December 31, 2024 and 2023, the Company recognized $50,000 and $50,000, respectively, related to this agreement. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product. During the years ended December 31, 2024 and 2023, the Company expensed $0 related to the purchase of pharmaceutical products from HPI. This agreement was terminated March 23, 2025.

On August 30, 2018, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. (“WPD”). Pursuant to the agreement, the Company granted WPD an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License within the following countries: Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Bulgaria, Serbia, Macedonia, Albania, Armenia, Azerbaijan, Georgia, Montenegro, Bosnia, Croatia, Slovenia, Slovakia, Czech Republic, Hungary, Chechnya, Uzbekistan, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Greece, Austria, and Russia. The sublicense agreement provides that WPD must use commercially reasonable development efforts to attempt to develop and commercialize licensed products in the above mentioned territories, which means the expenditure of at least $2.0 million on the development, testing, regulatory approval or commercialization of the licensed products during the three year period immediately following the date of the sublicense agreement. In the event that WPD fails to use commercially reasonable development efforts by the foregoing three-year deadline, we have the right to terminate this sublicense agreement. As of December 31, 2021, the Company has received reports of the WPD expenditures related to this agreement, has conducted due inquiry into validating those expenditures, and has determined that WPD has exercised commercially reasonable development efforts and has therefore fulfilled the terms of the agreement necessary to secure their rights under the sublicense in perpetuity subject to the ongoing obligations of the sublicense. In consideration for the rights granted under the sublicense agreement, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, WPD agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. WPD is a Polish corporation and was affiliated with Dr. Priebe. This agreement was terminated March 23, 2025.

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

On August 31, 2018, the Company entered into a sublicense agreement with Animal Life Sciences, LLC (“ALI”), pursuant to which we granted ALI an exclusive sublicense, even as to us, for the patent rights we licensed pursuant to the HPI License solely for the treatment of cancer in non-human animals through any type of administration. In consideration for the rights granted under the sublicense agreement, ALI agreed to issue us membership interests in ALI equal to 1.52% of the outstanding ALI membership interests. As additional consideration for the rights granted, to the extent we are required to make any payments to HPI pursuant to the HPI License as a result of this sublicense agreement, ALI agreed to advance us such payments, and to pay us a royalty equal to 1% of such payments. Dr. Waldemar Priebe was an affiliate of ALI. This agreement was terminated March 23, 2025.

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

WP1244 Portfolio

On January 10, 2020, Company entered into a Patent and Technology License Agreement (the “WP1244 Agreement”) with The Board of Regents of The University of Texas System, an agency of the State of Texas, on behalf of The University of Texas M. D. Anderson Cancer Center (“UTMDACC”). Pursuant to the WP1244 Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to certain intellectual property rights, including patent rights, related to the Company’s recently announced WP1244 drug technology. In consideration, the Company must make payments to UTMDACC including an up-front license fee, annual maintenance fee, milestone payments and royalty payments (including minimum annual royalties) on sales of licensed products developed under the WP1244 Agreement. The term of the WP1244 Agreement expires on the last to occur of: (a) the expiration of all patents subject to the WP1244 Agreement, or (b) fifteen years after execution; provided that UTMDACC has the right to terminate this WP1244 Agreement in the event that the Company fails to meet certain commercial diligence milestones. The commercial diligence milestones are as follows (i) initiated PC toxicology to support filing of Investigational New Drug Application (“IND”) or New Drug Application (“NDA”) for the Licensed Product within the eighteen (18) month period following the Effective Date (ii) file and IND for the Licensed Product within three (3) year period following the Effective Date and (iii) Commencement of Phase I Study within the five (5) year period following the Effective Date. The Company has not met the commercial diligence milestones and has not paid the annual maintenance fee required as of the date hereof. On May 25, 2024 the WP1244 Agreement was terminated. There are no termination penalty provisions in the Agreement. During the year ended December 31, 2024 and 2023, the Company paid $52,537 and $55,092, respectively.

Cortice Biosciences, Inc. Exclusive License Agreement

On July 29, 2024, the Company entered into an Exclusive License Agreement with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (c) the expiration of the last to expire valid patent claim in such country covering such licensed product. Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 11,468 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 867 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint a pivotal trial for a licensed product – either $15.0 million or 8,223 shares of Company common stock; (ii) FDA acceptance of an New Drug Application for a licensed product – either $30.0 million or 16,446 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 24,668 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 4,112 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. As of December 31, 2024, there were no accruals related to the milestone payments and the Company issued 11,468 Shares with a fair value of $596,303 pursuant to the Cortice Agreement.

Note 6 – Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Income tax benefit computed at the statutory rate	$3,120,000	$3,959,000
Tax effect of:
True-ups and non-deductible expenses	(585,000)	118,000
Change in valuation allowance	(2,535,000)	(4,077,000)
Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2024	2023
Deferred income tax assets
Net operating losses	$7,923,000	$6,672,000
Stock-based compensation	999,000	873,000
Capitalized 174 expenses	6,659,000	5,420,000
Deferred income tax liability
Prepaid expenses	(279,000)	(198,000)
Valuation allowance	(15,302,000)	(12,767,000)
Net deferred income tax assets	$–	$–

As of December 31, 2024, the Company currently has net operating loss carryforwards of approximately $37,727,000. Approximately $200,000 of the net operating loss carryforward will begin to expire in 2037. The remaining net operating loss carryforward post-2017 may be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that the Company has a change in ownership, utilization of carryforwards could be limited.

Note 7 – Subsequent Events

On November 26, 2024, the stockholders of the Company approved the granting to the Company’s board of directors of the discretion to effect the reverse stock split at a ratio in the range of 1-for-2 to 1-for-50. Upon the approval of the Company’s board of directors, The reverse stock split became effective on February 21, 2025 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

On March 11, 2025, the Company approved the issuance of options to purchase 263,537 shares of common stock to the management group, subject to approval of an increase in the Company’s equity plan by the Company’s shareholders. Each of the options will vest as follows: (i) 50% on the six month anniversary of the issuance date; (ii) 25% on the 12 month anniversary of the issuance date; and (iii) 25% on the 18 month anniversary of the issuance date. The exercise price of the option is $2.50, the closing price on the date of the Board’s approval of the compensation plan.

On March 20, 2025, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $43.5 million. Subsequent to December 31, 2024, the Company has sold 1,530,985 Shares pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9.9 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on this evaluation, our chief executive officer and our chief financial officer, concluded that as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2024 due to a lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent calendar year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	59,698	$18.55	545,610

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2017 and 2020 Stock Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

	1.	Financial Statements. Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

	2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

	3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 28, 2022)

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 3, 2024)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on June 5, 2024)

3.5	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 3.1 to the Company’s Form 8-K filed August 15, 2023)

4.1 *	Description of Securities of CNS Pharmaceuticals, Inc.

4.2	Form of Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.3	Form of Common Warrant issued in November 2023 offering (filed as exhibit 4.8 to the Company’s Form S-1 file no. 333-267975)

4.4	Form of Placement Agent Warrant issued in November 2023 offering (filed as exhibit 4.9 to the Company’s Form S-1 file no. 333-267975)

4.5	Form of Inducement Warrant issued in October 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 17, 2023)

Exhibit Number	Description of Document

4.6	Form of Series A Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.7	Form of Series B Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.8	Form of Pre-Funded Warrant issued January 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.9	Form of Warrant issued June 14 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

4.9	Form of Pre-Funded Warrant issued June 14 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

4.10	Form of Warrant issued June 26 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

4.11	Form of Warrant issued July 3 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

4.12	Form of Pre-Funded Warrant issued October 23 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form S-1 Amendment file no. 333-232443)

Exhibit Number	Description of Document

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form S-1 Amendment file no. 333-232443)

10.9 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form S-1 Amendment file no. 333-232443)

10.10 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (as amended) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 3, 2024)

10.11**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.12	Non-Employee Director Compensation Policy effective July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 12, 2022)

10.13	Form of Placement Agent Agreement in November 2023 offering (filed as exhibit 10.21 to the Company’s Form S-1 file no. 333-267975)

10.14	Form of Securities Purchase Agreement in January 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.15	Form of Amendment to Common Stock Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.15	Form of Securities Purchase Agreement in June 14 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

10.16	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

10.17	Form of Securities Purchase Agreement in June 26 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

10.18	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

10.19	Form of Securities Purchase Agreement in July 3 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

10.20	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

10.21	Sales Agreement, dated July 26, 2024, by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2024)

Exhibit Number	Description of Document

10.22	Form of Waiver and Consent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2024)

10.23	Exclusive License Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 30, 2024)

10.24	Stock Purchase Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 30, 2024)

10.25	Form of Securities Purchase Agreement in October 23 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

10.26	Placement Agency Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

19.1 *	Insider Trading Policy

23.1 *	Consent of MaloneBailey LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	CNS Pharmaceuticals, Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Commission on April 1, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: March 31, 2025	By:	/s/ John Climaco
John Climaco
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 31, 2025	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 31, 2025	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2025	/s/ Faith Charles
Faith Charles
Director

Date: March 31, 2025	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: March 31, 2025	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: March 31, 2025	/s/ Bettina Cockroft
Bettina Cockroft
Director

Date: March 31, 2025	/s/ Amy Mahery
Amy Mahery
Director

