Form 10-K/A
period 2024-12-31
CNS Pharmaceuticals, Inc.
filed 2025-04-30
CIK 1729427

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

Securities registered pursuant to Section 12(g) of the Act: None

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

CNS Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 31, 2025, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of January 1, 2025. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
John M. Climaco	56	Chief Executive Officer
Christopher S. Downs	46	Chief Financial Officer
Sandra L. Silberman	69	Chief Medical Officer
Donald Picker	79	Chief Science Officer
Faith L. Charles	63	Director and Chair of the Board of Directors
Jerzy (George) Gumulka	75	Director
Jeffry R. Keyes	51	Director
Bettina Cockroft	57	Director
Amy Mahery	48	Director

Set forth below is biographical information about each of the individuals named in the tables above:

John M. Climaco, Esq. – Chief Executive Officer and Director. Mr. Climaco joined CNS in September 2017 as its Chief Executive Officer. Mr. Climaco has served in leadership roles in a variety of healthcare companies. From April 2015 to June 2017 Mr. Climaco served as the Executive Vice-President of Perma-Fix Medical S.A where he managed the development of a novel method to produce Technitium-99. Mr. Climaco also served as President and CEO of Axial Biotech, Inc., a DNA diagnostics company, from January 2003 to January 2013. In the process of taking Axial from inception to product development to commercialization, Mr. Climaco created strategic partnerships with Medtronic, Johnson & Johnson and Smith & Nephew. Mr. Climaco currently serves as a director of several public companies including Moleculin Biotech, Inc., a pharmaceutical company focused on anticancer drug candidates, where he has served since May 2017. Mr. Climaco served on the boards of Digirad, Inc., a leading national provider of imaging services, from May 2012 until April 2020, and Birner Dental Management Services, Inc., a provider of practice management services in the dental industry, since June 2017. Mr. Climaco also served as a director of PDI, Inc., a provider of outsourced commercial services to pharma companies, in 2015, and InfuSystem Holdings, Inc., the largest supplier of infusion services to oncologists in the U.S., from April 2012 to April 2014. Mr. Climaco obtained his Juris Doctorate Degree from the University of California Hastings College of Law in San Francisco, CA in January 2000 and a Bachelor of Philosophy from Middlebury College in Middlebury, VT, in May 1991. Mr. Climaco is active with the State Bar of Utah. We believe Mr. Climaco’s history with our company, coupled with his vast experience with development stage companies and his legal background provides him with the qualifications to serve as a director.

Christopher S. Downs, CPA – Chief Financial Officer. Mr. Downs has served as our chief financial officer since the closing of our IPO in November 2019. From March 2018 until September 2019, Mr. Downs served as vice president of finance and treasurer of Innovative Aftermarket Systems, L.P., a privately held provider of finance and insurance solutions. Mr. Downs served as director of finance (from June 2011 to September 2013), vice president and treasurer (October 2013 to August 2016), executive vice president and interim chief financial officer (August 2016 to May 2017), and executive vice president, interim chief financial officer and member of the office of the president (May 2017 to March 2018) for InfuSystem Holdings, Inc., a supplier of infusion services to oncologists in the United States. Mr. Downs spent 10 years in investment banking with various firms including Citigroup. Mr. Downs served as a director of EBET, Inc., a technology company developing and operating platforms focused on esports and competitive gaming, from March 2021 to July 2024. Mr. Downs is a graduate of the United States Military Academy at West Point where he earned his Bachelor of Science. Mr. Downs earned his MBA at Columbia Business School and his Master of Science in Accounting at the University of Houston-Clear Lake. Mr. Downs is a Certified Public Accountant in Utah and Texas.

Sandra L. Silberman, MD PhD – Chief Medical Officer. Dr. Silberman joined CNS in December 2017. Dr. Silberman served as chief medical officer for new products of Moleculin Biotech, Inc. from November 2017 to December 2024 on a part-time basis. Dr. Silberman advanced several original, proprietary compounds into Phases I through III during her work with leading biopharmaceutical companies, including BristolMyers Squibb, AstraZeneca, Imclone and Roche. Dr. Silberman is a Hematologist/Oncologist who earned her B.A., Sc.M. and Ph.D. from the Johns Hopkins University School of Arts and Sciences, School of Public Health and School of Medicine, respectively, and her M.D. from Cornell University Medical College, and then completed both a clinical fellowship in Hematology/Oncology as well as a research fellowship in tumor immunology at the Brigham & Women’ s Hospital and the Dana Farber Cancer Institute in Boston, MA. Dr. Silberman is currently devoting only 45% of her work time to us and provides services as needed to us.

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

Jerzy (George) Gumulka, PhD – Director. Dr. Gumulka joined our board of directors on November 8, 2017. Dr. Gumulka has been retired since 2016. From 2001 until his retirement, he served as a Global Technology Manager ASC, a Technology Manager, Special Projects/New Technology Platforms, Kraton Polymers US LLC, and a Technical Director of Kraton Polymers do Brasil. Prior to his employment at Shell Chemical Company and Kraton Polymers US LLC, Dr. Gumulka worked at BioSpectrum, Inc. (aka IML) and was involved in the development and application of Human Immune Interferon (INF-γ) and Interleukin-2 in the HIV-focused clinical studies and animal models. Dr. Gumulka co-authored patents on the production and purification of INF- γ and Interleukin-2, and in the field of analytical chemistry, environmental and polymer science. Dr. Gumulka is the recipient of the 2011 Presidential Green Chemistry Challenge Award. Dr. Gumulka served on the Board of Directors of Moleculin LLC from 2010 through 2016. Dr. Gumulka received a Ph.D. from the University of Warsaw, Warsaw, Poland. We believe Dr. Gumulka’s technical knowledge and experience in the field of biochemistry coupled with his vast experience in corporate leadership provide him with the qualifications to serve as a director.

Jeffry R. Keyes – Director. Mr. Keyes joined our board on June 25, 2018. Mr. Keyes is currently the Chief Financial Officer of Quantum-SI, Incorporated (Nasdaq: QSI), a publicly-held proteomics company, a role that he has held since May 2023. From August 2022 to May 2023, Mr. Keyes was the Chief Financial Officer of Spinal Elements, Inc., a private equity backed medical device company. From April 2018 to August 2022, Mr. Keyes was the Chief Financial Officer of Custopharm, Inc., a private equity backed developer of generic sterile injectable pharmaceuticals. From September 2012 to April 2018, Mr. Keyes was the Chief Financial Officer and Corporate Secretary of Digirad Corporation, a publicly traded healthcare services and medical device company. From August 2011 until September 2012, Mr. Keyes was Corporate Controller of Sapphire Energy, Inc., a venture capital backed start-up renewable energy company. From April 2011 to August 2011, Mr. Keyes was the Corporate Controller of Advanced BioHealing, Inc., a venture backed provider of regenerative medicine solutions, until its sale to Shire, PLC in August 2011. Prior to April 2011 Mr. Keyes held a variety of leadership roles in healthcare and medical device companies in finance, accounting, and M&A support, and he started his career in public accounting. Mr. Keyes earned a B.A. degree in accounting from Western Washington University and is a certified public accountant licensed by the Washington State Board of Accountancy. Mr. Keyes is considered a financial expert under relevant rules of the SEC, the NYSE and Nasdaq. We believe Mr. Keyes’ financial knowledge and experience, which qualify him as an Audit Committee Financial Expert, coupled with his vast experience in corporate leadership provides him with the qualifications to serve as a director.

Bettina M. Cockroft, MD – Director. Dr. Cockroft joined our board on May 3, 2023. From September 2019 to May 2023, Dr. Cockroft was Senior Vice President and Chief Medical Officer of Sangamo Therapeutics, Inc., a publicly-held biotechnology company, where she oversaw clinical development activities and operations. She has over 20 years of experience in the biopharmaceutical industry and has worked across multiple therapeutic areas and led programs in several countries. Prior to joining Sangamo, Dr. Cockroft served on the senior leadership team at Cytokinetics, Inc., a publicly-held biopharmaceutical company, where she was responsible for clinical development of fast skeletal muscle troponin activators in diseases such as Amyotrophic Lateral Sclerosis and Spinal Muscular Atrophy. She served as Vice President, Clinical Research, Neurology, at Cytokinetics from August 2017 to September 2019. From October 2016 to July 2017, Dr. Cockroft served as a pharmaceutical executive consultant, and before that, from September 2013 to September 2016, she served as Chief Medical Officer of Auris Medical AG, a biopharmaceutical company, where she led and grew the clinical development team responsible for two Phase 3 programs. Dr. Cockroft also held roles of increasing responsibility at Merck Serono S.A., Novartis Consumer Health and Menarini Ricerche earlier in her career. Dr. Cockroft has served as a member of the board of directors of Annexon, Inc. since January 2022. Dr. Cockroft received a M.B.A. from MIT Sloan School of Management and a M.D. from the University of Genova. We believe Dr. Cockroft’s extensive experience in the biotechnology field provides her with the qualifications to serve as a director.

Amy Mahery – Director. Ms. Mahery joined our board on February 1, 2024. Since February 2025, Ms. Mahery has served as Chief Marketing Officer of Moderna, Inc. From August 2022 until February 2025, Ms. Mahery served as Chief Commercial Officer of Roivant Sciences. From 2021 until July 2022, Ms. Mahery served as Senior Vice President, Global Franchise Head – Neurology & Immunology for EMD Serono, Inc. and from 2019 until 2021 Ms. Mahery served as Senior Vice President, Head – Global Market Access and Pricing for EMD Serono, Inc. Ms. Mahery holds a B.S. degree from Trinity College-Hartford. We believe Ms. Mahery’s extensive experience in the biopharmaceuticals industry provides her with the qualifications to serve as a director.

No director is related to any other director or executive officer of our company or our subsidiaries, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

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

Audit Committee. The members of the Audit Committee are Mr. Keyes (Chair), Ms. Charles and Ms. Mahery. Each member of the Audit Committee is independent as defined by the Nasdaq Rules. In addition, each member of the Audit Committee satisfies the additional requirements of the SEC and Nasdaq Rules for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that at least one member of the Audit Committee, Mr. Keyes, is an “audit committee financial expert” as defined in the SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Dr. Cockroft (Chair) and Ms. Charles. Each member of the Nominating and Corporate Governance Committee is independent as defined by Nasdaq Rules. The primary functions and responsibilities of the Nominating and Corporate Governance Committee are to: (a) determine the qualifications, qualities, skills, and other expertise required to be a director; (b) identify and screen individuals qualified to become members of the Board; (c) make recommendations to the Board regarding the selection and approval of the nominees for director; and (d) review and assess the adequacy of our corporate governance policies and procedures.

Compensation Committee. The members of the Compensation Committee are Ms. Mahery (Chair), Dr. Gumulka and Dr. Cockroft. Each member of the Compensation Committee is independent as defined by Nasdaq Rules.

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

A stockholder wishing to nominate a candidate for election to our Board of Directors at any annual meeting at which the Board of Directors has determined that one or more directors will be elected must submit a written notice of his or her nomination of a candidate to the Chairperson of the Nominating and Corporate Governance Committee (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. Pursuant to our Amended and Restated Bylaws, the submission must be received at our principal executive offices 120 days prior to the anniversary date of the mailing date of our previous year’s proxy statement so as to permit the Board of Directors time to evaluate the qualifications of the nominee.

In 2022 and 2023, we employed and paid executive search firms to assist us in locating qualified candidates for director positions as the Board sought to expand and diversify its membership. Ms. Charles, Dr. Cockroft and Ms. Mahery were identified through the search firms.

In addition to satisfying the foregoing requirements under our Amended and Restated Bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must comply with the additional requirements of Rule 14a-19(b) under the Exchange Act to comply with the universal proxy rules. The requirements under the universal proxy rules are in addition to the applicable procedural requirements under our Amended and Restated Bylaws described above.

Stockholder Communications with Directors

Persons wishing to write to our Board of Directors, or to a specified director or committee of the Board, should send correspondence to the Corporate Secretary at 2100 West Loop South, Suite 900, Houston, TX 77027. Electronic submissions of stockholder correspondence will not be accepted.

The Corporate Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board or to the affairs of CNS. Any correspondence received that is addressed generically to the Board of Directors will be forwarded to the Chairperson of the Board.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information. Our Insider Trading Policy is available on the “Investors - Governance - Governance Documents” section of our web site at www.cnspharma.com

Anti-Hedging Policy

Our policies prohibit directors, officers and other employees from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities without our prior approval.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on the “Investors - Governance - Governance Documents” section of our web site at www.cnspharma.com. We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Form 10-K/A anyone who filed a required report late during the most recent fiscal year. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, except as set forth below, we believe that during fiscal 2024, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements: (i) one Form 4 reporting one transaction filed by each of John Climaco, Christopher Downs, Amy Mahery, Carl Evans, and Jerzy Gumulka on February 6, 2024, which was due on February 5, 2024, and (ii) one Form 4 reporting one transaction filed by Cortice Biosciences, Inc. as a 10% stockholder on August 6, 2024, which was due on August 2, 2024.

Item 11.	Executive Compensation

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2024 and 2023, which consist of our principal executive officer and our two other most highly compensated executive officers, are: (i) John Climaco, our chairman and chief executive officer; (ii) Chris Downs, our chief financial officer; and (ii) Sandra Silberman, our chief medical officer.

Summary Compensation Table – 2024

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Award ($) (1)	Nonequity incentive plan compensation	Total ($)
John Climaco, Chief Executive Officer	2024	525,000	–	292,817	285,863	1,103,680
	2023	525,000	20,688	18,022	60,638	624,348

Christopher Downs, Chief Financial Officer	2024	340,000	–	146,410	134,640	621,050
	2023	340,000	10,344	9,011	42,160	401,515

Sandra Silberman, Chief Medical Officer	2024	200,000	–	73,205	88,436	361,641
	2023	200,000	4,784	4,168	61,200	270,152

(1) Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. Option awards for the 2024 calendar year were granted in March 2025 and option awards for 2023 were granted in April 2024.

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

Annual Base Salary

For 2024, the base salaries for Mr. Climaco, Mr. Downs, and Dr. Silberman did not change from the prior year and were $525,000, $340,000, and $200,000, respectively. For 2025, the compensation committee of the board of directors increased the base salaries for Mr. Climaco, Mr. Downs, and Dr. Silberman to $580,000, $450,000 and $495,000, respectively.

Annual Bonus and Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives for each fiscal year. For the 2024 compensation year, the target bonus for Mr. Climaco, Mr. Downs and Dr. Silberman were 55%, 40%, and 40%, respectively, of their base salary.

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

For 2024, bonuses were awarded based on our achievement of specified corporate goals, including our ability to maintain sufficient funding, certain intellectual property development goals, and preparatory activities for submission of a New Drug Application for Berubicin. Based on the level of achievement, our Compensation Committee awarded Mr. Climaco, Mr. Downs and Dr. Silberman 99%, 99% and 99.5% of their potential bonuses for 2024. These actual bonus amounts are reflected in the “Non-Equity Incentive Plans” column of the Summary Compensation Table above.

For 2025, bonuses will be awarded at the discretion of the board of directors based on our achievement of specified corporate goals.

Long-Term Incentives

Each year our Compensation Committee provides for equity grants to each of our named executive officers to provide for long-term performance incentive. On March 11, 2025, the Compensation Committee recommended, and the Board approved such recommendation, equity grants for service in 2024 from the Stock Plan, subject to shareholder approval to increase the number of shares underlying the Stock Plan, a total of options to purchase 204,973 shares of common stock at an exercise price of $2.53 that vest over 2 years.

Recoupment Policy

We adopted the CNS Pharmaceuticals, Inc. Dodd-Frank Restatement Recoupment Policy effective as of October 2, 2023. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a Restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. “clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

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

Other Executive Arrangements

On June 28, 2019, we entered into employment letters with Drs. Silberman and Picker. Dr. Silberman agreed to commit 50% of her time to our matters and Dr. Picker agreed to commit 25% of his time to our matters. As of January 1, 2025, Dr. Silberman is devoting 100% of her time to our matters.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers on December 31, 2024.

Outstanding Equity Awards At Fiscal Year-End —2024

Option Awards						Stock Awards

	Grant Date of Equity	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise	Option Expiration	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested
Name	Award	(1)	(1)	Price	Date	(#)	($)(3)
John Climaco	4/7/2024	13	21	646.50	4/7/2034	21	126
	3/29/2023	2	6	2,490.00	3/27/2023
	4/28/2022
	2/5/2021	4	1	252,000.00	2/5/2031
	6/28/2019	6	–	150,000.00	6/28/2029
Christopher Downs	4/7/2024	6	10	646.50	4/7/2034	10	60
	3/29/2023	1	3	2,490.00	3/27/2023
	4/28/2022
	2/5/2021	2	–	252,000.00	2/5/2031
	11/13/2019	4	–	300,000.00	6/28/2029
Sandra Silberman	4/7/2024	3	5	646.50	4/7/2034	5	30
	3/29/2023	1	2	2,490.00	3/27/2023
	4/28/2022
	2/5/2021	1	–	252,000.00	2/5/2031
	6/28/2019	2	–	150,000.00	6/28/2029
	12/22/2017	1	–	3,375.00	12/22/2027

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

(3) Based on the closing price of our common stock on December 31, 2024 of $6.02.

Director Compensation

The following table sets forth the total compensation earned by our non-employee directors in 2024 (Mr. Climaco did not earn additional compensation during 2024 for his services on the Board, and his compensation is fully reflected in the “—Summary Compensation Table” above):

	Fees	Options	Stock	Total
Name (1)	earned or paid ($)	Awards ($)	Awards ($)	Total ($)
Faith Charles	78,882	–	–	78,882
Jeff Keyes	59,750	–	–	59,750
Bettina Cockroft	52,875	–	–	52,875
Jerzy Gumulka	50,925	–	–	50,925
Carl Evans	15,290	–	–	15,290
Andy Andraczke	11,375	–	–	11,375
Amy Mahery	46,828	–	–	46,828

(1) As of December 31, 2024, the aggregate number of shares outstanding under all options to purchase our common stock and stock awards held by our non-employee directors were: Dr. Gumulka – 13 shares underlying options and 7 shares underlying restricted stock units; Mr. Keyes – 26 shares underlying options and 7 shares underlying restricted stock units; Ms. Charles – 19 shares underlying options and 7 shares underlying restricted stock units; Ms. Cockroft – 13 shares underlying options and 7 shares underlying restricted stock units; and Ms. Mahery – 8 shares underlying options and 7 shares underlying restricted stock units.

In March 2024, our compensation committee recommended to our Board and our Board approved the following policy to become effective April 1, 2024 for compensating non-employee members of the Board. Each independent director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $15,000, $12,000 and $8,000, respectively; the other members of such committees shall receive an annual compensation of $7,500, $6,000 and $4,000, respectively; and the Chair of the Board of Directors shall receive annual compensation of $30,000. In addition, each Outside Director shall receive $2,500 attendance at face-to-face board meetings (no compensation for telephonic or video-conference meetings).

Recoupment Policy

We adopted the CNS Pharmaceuticals, Inc. Dodd-Frank Restatement Recoupment Policy effective as of October 2, 2023. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. “Clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 11, 2025, regarding beneficial ownership of our common stock by:

•	each of our directors;

•	each of our named executive officers;

•	all directors and officers as a group; and

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

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

Name and address of beneficial owner	Shares Beneficially Owned	Percentage of Class (1)
John Climaco	268 (2)(3)	*
Christopher S. Downs	112 (2)(4)	*
Sandra Silberman	11 (2)(5)	*
Faith Charles	26 (6)	*
Jerzy (George) Gumulka	77 (7)	*
Jeffry R. Keyes	33 (8)	*
Bettina Cockroft	20 (9)	*
Amy Mahery	15 (10)	*
Directors and Officers as a group (11 persons)	562	*

* Less than 1%.

(1) Based on 2,944,381 shares of common stock outstanding as of April 11, 2025.

(2) The restricted stock units granted to Mr. Climaco, Mr. Downs and Dr. Silberman vest, in part, on the achievement of certain stock price and clinical trial milestones. For purposes of the above table, we have assume that the foregoing milestones have not been achieved until such time as the board of directors makes a determination that they have been achieved. See “Item 11. Executive Compensation – Executive Officer Compensation – Narrative Disclosure to Summary Compensation Table – Long-Term Incentives” for details on the foregoing restricted stock unit grants.

(3) Includes warrants to purchase 134 shares of common stock which are exercisable within 60 days of April 11, 2025, options to purchase 33 shares of common stock which are exercisable within 60 days of April 11, 2025 and 4 restricted stock units which have vested by April 11, 2025.

(4) Includes warrants to purchase 54 shares of common stock which are exercisable within 60 days of April 11, 2025, options to purchase 17 shares of common stock which are exercisable within 60 days of April 11, 2025 and 4 restricted stock units which have vested by April 11, 2025.

(5) Includes options to purchase 10 shares of common stock which are exercisable within 60 days of April 11, 2025 and 1 restricted stock unit which have vested by April 11, 2025.

(6) Includes options to purchase 19 shares of common stock which are exercisable within 60 days of April 11, 2025 and 7 restricted stock unit which have vested by April 11, 2025.

(7) Includes warrants to purchase 28 shares of common stock which are exercisable within 60 days of April 11, 2025, options to purchase 19 shares of common stock which are exercisable within 60 days of April 11, 2025 and 7 restricted stock units which have vested by April 11, 2025.

(8) Includes options to purchase 26 shares of common stock which are exercisable within 60 days of April 11, 2025 and 7 restricted stock unit which have vested by April 11, 2025.

(9) Includes options to purchase 13 shares of common stock which are exercisable within 60 days of April 11, 2025 and 7 restricted stock unit which have vested by April 11, 2025.

(10) Includes options to purchase 8 shares of common stock which are exercisable within 60 days of April 11, 2025 and 7 restricted stock unit which have vested by April 11, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	390	$$23,561.31	1,369

(1) Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2017 and 2020 Stock Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Aggregate fees for professional services rendered by MaloneBailey, LLP for their services for the fiscal years ended December 31, 2024 and 2023, respectively, were as follows:

	2024	2023
Audit Fees	$99,000	$90,000
Audit-related fees	134,000	16,000
Tax fees	0	0
All other fees	0	0
TOTAL	$233,000	$106,000

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

3.       Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 28, 2022)

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 3, 2024)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on June 5, 2024)

3.5	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 3.1 to the Company’s Form 8-K filed August 15, 2023)

4.1 *	Description of Securities of CNS Pharmaceuticals, Inc.

4.2	Form of Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.3	Form of Common Warrant issued in November 2023 offering (filed as exhibit 4.8 to the Company’s Form S-1 file no. 333-267975)

4.4	Form of Placement Agent Warrant issued in November 2023 offering (filed as exhibit 4.9 to the Company’s Form S-1 file no. 333-267975)

4.5	Form of Inducement Warrant issued in October 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 17, 2023)

Exhibit Number	Description of Document

4.6	Form of Series A Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.7	Form of Series B Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.8	Form of Pre-Funded Warrant issued January 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.9	Form of Warrant issued June 14 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

4.9	Form of Pre-Funded Warrant issued June 14 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

4.10	Form of Warrant issued June 26 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

4.11	Form of Warrant issued July 3 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

4.12	Form of Pre-Funded Warrant issued October 23 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form S-1 Amendment file no. 333-232443)

Exhibit Number	Description of Document

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form S-1 Amendment file no. 333-232443)

10.9 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form S-1 Amendment file no. 333-232443)

10.10 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (as amended) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 3, 2024)

10.11**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.12	Non-Employee Director Compensation Policy effective July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 12, 2022)

10.13	Form of Placement Agent Agreement in November 2023 offering (filed as exhibit 10.21 to the Company’s Form S-1 file no. 333-267975)

10.14	Form of Securities Purchase Agreement in January 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.15	Form of Amendment to Common Stock Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.15	Form of Securities Purchase Agreement in June 14 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

10.16	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

10.17	Form of Securities Purchase Agreement in June 26 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

10.18	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

10.19	Form of Securities Purchase Agreement in July 3 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

10.20	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

10.21	Sales Agreement, dated July 26, 2024, by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2024)

Exhibit Number	Description of Document

10.22	Form of Waiver and Consent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2024)

10.23	Exclusive License Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 30, 2024)

10.24	Stock Purchase Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 30, 2024)

10.25	Form of Securities Purchase Agreement in October 23 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

10.26	Placement Agency Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

19.1 *	Insider Trading Policy

23.1 *	Consent of MaloneBailey LLP

31.1 ***	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 ***	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	CNS Pharmaceuticals, Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Commission on April 1, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.XSD	Inline XBRL Taxonomy Extension Schema Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Management contract or compensatory plan, contract or arrangement.
***	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

Date: April 30, 2025	By:	/s/ John Climaco
John Climaco
Chief Executive Officer, President and Director (Principal Executive Officer)

