Form 10-Q
period 2025-03-31
CNS Pharmaceuticals, Inc.
filed 2025-05-15
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 15, 2025 was 5,461,951.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$13,047,592	$6,461,378
Deferred offering costs	20,637	20,637
Subscription receivable	–	882,539
Prepaid expenses and other current assets	653,797	1,293,954
Total current assets	13,722,026	8,658,508

Noncurrent Assets:
Prepaid expenses, net of current portion	22,384	36,430
Property and equipment, net	4,905	6,005
Total noncurrent assets	27,289	42,435

Total Assets	$13,749,315	$8,700,943

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$2,568,520	$2,198,260
Notes payable	210,673	326,072
Total current liabilities	2,779,193	2,524,332

Total Liabilities	2,779,193	2,524,332

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 300,000,000 shares authorized and 2,944,381 and 1,413,556 shares issued and outstanding, respectively	2,945	1,414
Additional paid-in capital	99,693,201	90,599,901
Accumulated deficit	(88,726,024)	(84,424,704)
Total Stockholders' Equity (Deficit)	10,970,122	6,176,611

Total Liabilities and Stockholders' Equity (Deficit)	$13,749,315	$8,700,943

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Operating expenses:
General and administrative	$1,094,755	$1,114,442
Research and development	3,242,905	2,430,412

Total operating expenses	4,337,660	3,544,854

Loss from operations	(4,337,660)	(3,544,854)

Other income (expenses):
Interest income	42,548	6,731
Interest expense	(6,208)	(6,625)

Total other income (expense)	36,340	106

Net loss	$(4,301,320)	$(3,544,748)

Loss per share - basic	$(1.58)	$(1,020.48)
Loss per share - diluted	$(1.58)	$(1,020.48)

Weighted average shares outstanding - basic	2,726,636	3,474
Weighted average shares outstanding - diluted	2,726,636	3,474

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the three months ended March 31, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2024	1,413,556	$1,414	$90,599,901	$(84,424,704)	$6,176,611

Common stock issued for cash, net	1,530,985	1,531	9,031,490	–	9,033,021
Stock cancelled during stock split rounding	(160)	–	(557)	–	(557)
Stock-based compensation	–	–	62,367	–	62,367
Net loss	–	–	–	(4,301,320)	(4,301,320)

Balance, March 31, 2025	2,944,381	$2,945	$99,693,201	$(88,726,024)	$10,970,122

Balance December 31, 2023	2,486	$2	$65,134,786	$(69,566,903)	$(4,432,115)

Common stock issued for cash, net	886	1	3,330,999	–	3,331,000
Exercise of warrants	895	1	12,404	–	12,405
Stock-based compensation	–	–	202,933	–	202,933
Net loss	–	–	–	(3,544,748)	(3,544,748)

Balance, March 31, 2024	4,267	$4	$68,681,122	$(73,111,651)	$(4,430,525)

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Cash Flows from Operating Activities:
Net loss	$(4,301,320)	$(3,544,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	62,367	202,933
Depreciation	1,100	818
Gain on disposal of fixed assets	–	(190)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	623,163	102,994
Accounts payable and accrued expenses	372,783	46,136
Net cash used in operating activities	(3,241,907)	(3,192,057)

Cash Flows from Financing Activities:
Payments on notes payable	(86,882)	(87,702)
Proceeds from exercise of warrants	–	12,405
Payments to stockholders for stock split round	(557)	–
Proceeds from subscription receivable	882,539	–
Proceeds from equity issuance	9,033,021	3,533,859
Net cash provided by financing activities	9,828,121	3,458,562

Net change in cash and cash equivalents	6,586,214	266,505

Cash and cash equivalents, at beginning of period	6,461,378	548,721

Cash and cash equivalents, at end of period	$13,047,592	$815,226

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,208	$6,625
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Prepaid insurance financed with note payable	$31,040	$–
Reclassification of deferred offering costs to equity	$–	$202,859

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (“we”, “our”, the “Company”) is a clinical pharmaceutical company organized as a Nevada corporation on July 27, 2017 to focus on the development of anti-cancer drug candidates.

On April 30, 2024, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-50. The reverse stock split became effective on June 4, 2024 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

On November 26, 2024, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation (the “Amendment”) to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-50. The reverse stock split became effective on February 21, 2025 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2025. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2024 included in our Form 10-K filed with the SEC on March 31, 2025 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of March 31, 2025 was $12,797,592. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Stock-based Compensation - Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period for stock options and restricted stock units.

Restricted Stock Units (“RSUs”) - Our RSUs vest over two to four years from the date of grant. The fair value of RSUs is the market price of our common stock at the date of grant.

Performance Units (“PUs”) - The PUs vest based on our performance against predefined share price targets and the achievement of Positive Interim, Clinical Data as defined by the Board.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2025, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 59,579 common shares, unvested restricted stock units of 114 common shares, unvested performance units of 5 and options for 270 common shares, respectively. As of March 31, 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 15,969 common shares, unvested restricted stock units of 6 common shares, unvested performance units of 19 and options for 162 common shares, respectively.

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

Note 3 – Note Payable

On November 18, 2024, the Company entered into a short-term note payable for an aggregate of $326,072, bearing interest at 9.24% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2025. As of March 31, 2025 the Company’s note payable balance was $210,673.

Note 4 – Equity

The Company has authorized 300,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors. On May 2, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of the Company’s authorized shares of common stock from 75,000,000 shares to 300,000,000 shares.

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

Common Stock

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). On March 20, 2025, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $43.5 million (which amount includes $6.4 million remaining from the $30.2 million set forth above). During the period ended March 31, 2025, the Company has sold 1,530,985 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9 million. As of March 31, 2025, the Company has sold 2,522,758 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $22.8 million.

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

During the three months ended March 31, 2025 and 2024, the Company recognized $44,943 and $192,375 of stock-based compensation, respectively, related to outstanding stock options. At March 31, 2025, the Company had $50,646 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	270	$33,000.37
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2025	270	$33,000.37
Exercisable, March 31, 2025	181	$48,631.52

As of March 31, 2025, the outstanding stock options have a weighted average remaining term of 7.91 years and no aggregate intrinsic value. As of March 31, 2025, there were no awards remaining to be issued under the 2017 Plan and 27 shares of common stock remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	59,579	$465.88
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2025	59,579	$465.88
Exercisable, March 31, 2025	59,579	$465.88

As of March 31, 2025, the outstanding and exercisable warrants have a weighted average remaining term of 3.85 years and had no aggregate intrinsic value.

Restricted Stock Units

During the three months ended March 31, 2025, the Company recognized $17,424 of stock-based compensation, related to outstanding stock RSUs. At March 31, 2025, the Company had $50,851 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the three months ended March 31, 2025:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2024	114	$1,932.55
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, March 31, 2025	114	$1,932.55

Performance Units

During the three months ended March 31, 2025, the Company recognized $0 related to outstanding stock PUs. At March 31, 2025, the Company had $0 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the three months ended March 31, 2025:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2024	5	$9,750.00
Granted	–	–
Vested	–	–
Cancelled	–	–
Non-vested, March 31, 2025	5	$9,750.00

Note 5 – Commitments and Contingencies

Executive Employment Agreements

On September 1, 2017, the Company entered into an employment agreement with Mr. John Climaco pursuant to which Mr. Climaco agreed to serve as Chief Executive Officer and Director of the Company commencing on such date for an initial term of three years. On September 1, 2020, the Company entered into an amendment to the employment agreement with Mr. Climaco. The amendment extends the term of employment under the Employment Agreement, which was originally for a three-year period, for additional twelve-month periods, unless and until either the Company or Mr. Climaco provides written notice to the other party not less than sixty days before such anniversary date that such party is electing not to extend the term. If the Company provides notice of its election not to extend the term, Mr. Climaco may terminate his employment at any time prior to the expiration of the term by giving written notice to the Company at least thirty days prior to the effective date of termination, and upon the earlier of such effective date of termination or the expiration of the term, Mr. Climaco shall be entitled to receive the same severance benefits as are provided upon a termination of employment by the Company without cause. Pursuant to the Amendment, the severance benefits shall be twelve months of Mr. Climaco’s base salary. Such severance payment shall be made in a single lump sum sixty days following the termination, provided that Mr. Climaco has executed and delivered to the Company and has not revoked a general release of the Company. Pursuant to the employment agreement, the compensation committee of the board of directors reviews the base salary payable to Mr. Climaco annually during the term of the agreement. On February 6, 2021, the compensation committee of the board of directors set Mr. Climaco’s 2021 annual base salary to $525,000. On March 6, 2025, the compensation committee of the board of directors set Mr. Climaco’s annual base salary to $580,000, retroactive to January 1, 2025.

On June 28, 2019, we entered into employment letters with Drs. Silberman and Picker. Dr. Silberman agreed to commit 50% of her time to our matters and Dr. Picker agreed to commit 25% of his time to our matters. On January 1, 2025, Dr. Silberman agreed to commit 100% of her time to our matters. On March 11, 2025, the compensation committee of the board of directors set Drs. Silberman and Picker annual base salaries to $495,000 and $120,000, respectively, retroactive to January 1, 2025.

In March 2025, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $631,243 to the officers of the Company.

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members. The Scientific Advisory board consisted of Dr. Waldemar Priebe, our founder, and Dr. Sigmond Hsu. Under this compensation policy, each scientific advisory board member was to receive annual cash compensation of $68,600. As of August 25, 2022, Dr. Waldemar Priebe was no longer a member of the Scientific Advisory Board. On March 14, 2024, the Board of Directors terminated the cash compensation program for the Scientific Advisory Board. As of March 31, 2025, the Company has accrued $177,309 related to Mr. Hsu’s Scientific Advisory Board compensation.

Cortice Biosciences, Inc. Exclusive License Agreement

On July 29, 2024, the Company entered into an Exclusive License Agreement with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (c) the expiration of the last to expire valid patent claim in such country covering such licensed product. Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 11,468 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 867 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint a pivotal trial for a licensed product – either $15.0 million or 8,223 shares of Company common stock; (ii) FDA acceptance of an New Drug Application for a licensed product – either $30.0 million or 16,446 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 24,668 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 4,112 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. During the year ended December 31, 2024, the Company issued 11,468 Shares with a fair value of $596,303 pursuant to the Cortice Agreement. As of March 31, 2025, there were no accruals related to the milestone payments.

Note 6 – Subsequent Events

 On May 13, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”) for the public offering by the Company of (i) 325,000 shares of the Company’s common stock (ii) pre-funded warrants to purchase 3,627,570 shares of common stock (the “Pre-Funded Warrants”); and (iii) Series F Warrants to purchase up to an aggregate of 3,952,570 shares of Common Stock (the “Common Warrants”). The combined purchase price of one share of common stock and one accompanying Common Warrant was $1.265 and the combined purchase price of one Pre-Funded Warrant and one accompanying Common Warrant was $1.264. In connection with the Offering, the Company entered into a Securities Purchase Agreement with the institutional investor that participated in the Offering. The gross proceeds to the Company from the Offering were approximately $5.0 million, before deducting the Placement Agent fees and other estimated offering expenses payable by the Company.

On May 14, 2025, the Company received $2,193 in net cash proceeds from the exercise of 2,192,570 Pre-Funded Warrants with an exercise price of $0.001.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2024, available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2024 and in other filings made by us from time to time with the SEC.

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

TPI 287 has been granted Orphan Drug Designation (“ODD”) status by the FDA. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a New Drug Application (“NDA”) in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD strengthens our intellectual property protections although the Company is exploring if there are other patents that could be filed related to TPI 287 to extend additional protections.

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

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

General and Administrative Expense

General and administrative expense was approximately $1,095,000 for the three months ended March 31, 2025 compared to approximately $1,114,000 for the comparable period in 2024. The decrease in general and administrative expense was attributable to increases of approximately $76,000 in legal and professional expenses, $54,000 in compensation expense, $80,000 in travel expenses, and $13,000 in other expenses, which were offset by decreases of approximately $120,000 in stock-based compensation, $103,000 in marketing, advertising expenses and $19,000 in insurance expense.

Research and Development Expense

Research and development expense was approximately $3,243,000 for the three months ended March 31, 2025 compared to approximately $2,430,000 for the comparable period in 2024. The increase in research and development expenses during the period were mainly attributed to the costs of data clean-up, preparation and analysis for the topline primary data release on the Berubicin trial.

Net Loss

The net loss for the three months ended March 31, 2025 was approximately $4,301,000 compared to approximately $3,545,000 for the comparable period in 2024. The change in net loss is attributable to license expenses related to the Cortice Agreements entered in July 29, 2024 as well as the costs of data preparation and analysis for the topline data release on the Berubicin trial.

Liquidity and Capital Resources

On March 31, 2025, we had cash of approximately $13,048,000 and we had a working capital of approximately $10,943,000. We fund our operations from proceeds from equity sales.

On July 26, 2024, we entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). During the period ended March 31, 2025, we sold 1,530,985 shares of common stock pursuant to the Agreement for net proceeds of approximately $9 million. As of March 31, 2025, we had sold 2,522,758 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $22.8 million.

Subsequent to March 31, 2025, on May 13, 2025, the Company completed a public offering with net proceeds to the Company of approximately $4.5 million,

Including the capital raised in the public offering on May 13, 2025, we estimate that we have sufficient capital to take us into the second half of 2026. At that point, we expect to have already initiated a trial of TPI 287, as well as completed the Berubicin trial including its final analysis. In addition, we have working capital to fund our operations during the intervening period (with such operations estimated at $4.5 to $5.0 million per annum). We do not currently have a firm trial design for TPI 287 so estimates of development cost are not available, however, regardless of trial design, the cost of bringing TPI 287 to regulatory approval for marketing will require significant additional financing. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $3,242,000 and $3,192,000 for the three months ended March 31, 2025 and 2024, respectively, and mainly included payments made for clinical trial costs, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was approximately $9,828,000 for the three months ended March 31, 2025, related to the sale of common stock, which were offset by the repayment of notes payable. Net cash provided by financing activities was approximately $3,459,000 for the three months ended March 31, 2024, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Purchase Commitments

We do not have any material commitments for capital expenditures, although we are required to pay certain milestones fees to Reata and Cortice as described in the section “Overview” above.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

In addition to the other information set forth in this report, you should carefully consider the factors set forth in the section entitled “Risk Factors” in our 2024 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have not issued any unregistered securities during the quarter ended March 31, 2025.

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	May 15, 2025
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	May 15, 2025
Christopher Downs	(principal financial and accounting officer)

