Form 10-Q
period 2025-06-30
CNS Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2025 was 574,580.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$12,129,873	$6,461,378
Deferred offering costs	14,173	20,637
Subscription receivable	–	882,539
Prepaid expenses and other current assets	1,993,774	1,293,954
Total current assets	14,137,820	8,658,508

Noncurrent Assets:
Prepaid expenses, net of current portion	366,251	36,430
Property and equipment, net	3,804	6,005
Total noncurrent assets	370,055	42,435

Total Assets	$14,507,875	$8,700,943

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$1,261,123	$2,198,260
Notes payable	121,767	326,072
Total current liabilities	1,382,890	2,524,332

Total Liabilities	1,382,890	2,524,332

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 416,667 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 25,000,000 shares authorized and 504,413 and 117,796 shares issued and outstanding, respectively	504	118
Additional paid-in capital	104,225,466	90,601,197
Accumulated deficit	(91,100,985)	(84,424,704)
Total Stockholders' Equity (Deficit)	13,124,985	6,176,611

Total Liabilities and Stockholders' Equity (Deficit)	$14,507,875	$8,700,943

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Operating expenses:
General and administrative	$1,242,340	$1,411,573	$2,337,095	$2,526,015
Research and development	1,167,045	1,116,562	4,409,950	3,546,974
Total operating expenses	2,409,385	2,528,135	6,747,045	6,072,989

Loss from operations	(2,409,385)	(2,528,135)	(6,747,045)	(6,072,989)

Other income (expenses):
Interest income	38,609	1,845	81,157	8,576
Interest expense	(4,185)	(4,463)	(10,393)	(11,088)
Total other income (expense)	34,424	(2,618)	70,764	(2,512)

Net loss	$(2,374,961)	$(2,530,753)	$(6,676,281)	$(6,075,501)

Loss per share - basic	$(6.42)	$(4,049.20)	$(22.35)	$(13,294.31)
Loss per share - diluted	$(6.42)	$(4,049.20)	$(22.35)	$(13,294.31)

Weighted average shares outstanding - basic	370,127	625	298,776	457
Weighted average shares outstanding - diluted	370,127	625	298,776	457

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2024	117,796	$118	$90,601,197	$(84,424,704)	$6,176,611

Common stock issued for cash, net	127,582	127	9,032,894	–	9,033,021

Stock cancelled during stock split rounding	(13)	–	(557)	–	(557)

Stock-based compensation	–	–	62,367	–	62,367

Net loss	–	–	–	(4,301,320)	(4,301,320)

Balance, March 31, 2025	245,365	245	99,695,901	(88,726,024)	10,970,122

Common stock issued for cash, net	27,084	27	4,505,173	–	4,505,200

Stock issued for warrants exercised	231,964	232	2,551	–	2,783

Stock-based compensation	–	–	21,841	–	21,841

Net loss	–	–	–	(2,374,961)	(2,374,961)

Balance, June 30, 2025	504,413	$504	$104,225,466	$(91,100,985)	$13,124,985

Balance December 31, 2023	207	$1	$65,134,787	$(69,566,903)	$(4,432,115)

Stock issued for cash, net	74	–	3,330,998	–	3,330,998

Exercise of warrants	75	–	12,405	–	12,405

Stock based compensation	–	–	202,933	–	202,933

Net loss	–	–	–	(3,544,748)	(3,544,748)

Balance March 31, 2024	356	1	68,681,123	(73,111,651)	(4,430,527)

Stock issued for cash and warrants, net	1,507	2	2,424,411	–	2,424,413

Exercise of warrants	347	–	8,921	–	8,921

Stock based compensation	–	–	234,345	–	234,345

Stock issued for stock split rounding	196	–	–	–	–

Net loss	–	–	–	(2,530,753)	(2,530,753)

Balance June 30, 2024	2,406	$3	$71,348,800	$(75,642,404)	$(4,293,601)

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Cash Flows from Operating Activities:
Net loss	$(6,676,281)	$(6,075,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	84,208	437,278
Depreciation	2,201	1,570
Gain on disposal of fixed assets	–	(190)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,060,681)	(13,067)
Accounts payable and accrued expenses	(934,614)	807,460
Net cash used in operating activities	(8,585,167)	(4,842,450)

Cash Flows from Financing Activities:
Payments of deferred offering costs	–	(16,750)
Payments on notes payable	(175,788)	(177,558)
Proceeds from exercise of warrants	2,783	21,326
Payments to stockholders for stock split rounding	(557)	–
Proceeds from subscription receivable	882,539	–
Proceeds from sale of common stock and warrants, net	13,544,685	5,958,270
Net cash provided by financing activities	14,253,662	5,785,288

Net change in cash and cash equivalents	5,668,495	942,838

Cash and cash equivalents, at beginning of period	6,461,378	548,721

Cash and cash equivalents, at end of period	$12,129,873	$1,491,559

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,393	$11,088
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Prepaid insurance financed with note payable	$31,040	$–
Reclassification of deferred offering costs to equity	$6,464	$202,859

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (“we”, “our”, the “Company”) is a clinical pharmaceutical company organized as a Nevada corporation on July 27, 2017 to focus on the development of anti-cancer drug candidates.

On April 30, 2024, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-50. The reverse stock split became effective on June 4, 2024 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

On November 26, 2024, the stockholders of the Company approved an amendment to the Company’s amended and restated articles of incorporation to effect a reverse stock split at a ratio in the range of 1-for-2 to 1-for-50. The reverse stock split became effective on February 21, 2025 on a 1-for-50 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

On July 22, 2025, the Company effected a reverse stock split on a 1-for-12 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes. As a result of the Reverse Split, each twelve pre-split shares of common stock outstanding were automatically combined into one new share of common stock without any action on the part of the holders. The number of authorized shares of common stock has been reduced from 300,000,000 to 25,000,000, while the number of authorized shares of preferred stock has been reduced from 5,000,000 to 416,667.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2025. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2024 included in our Form 10-K filed with the SEC on March 31, 2025 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of June 30, 2025 was $11,879,873. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2025, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 404,744 common shares, unvested restricted stock units of 18 common shares, unvested performance units of 5 and options for 70 common shares, respectively. As of June 30, 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 2,586 common shares, unvested restricted stock units of 10 common shares, unvested performance units of 1 and options for 21 common shares, respectively.

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

Note 3 – Note Payable

On November 18, 2024, the Company entered into a short-term note payable for an aggregate of $326,072, bearing interest at 9.24% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2025. As of June 30, 2025, the Company’s note payable balance was $121,767.

Note 4 – Equity

The Company has authorized 25,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 416,667 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors.

On June 4, 2024, the Company effected a one-for-fifty (1:50) reverse stock split of the Company’s common stock without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

On February 21, 2025, the Company effected a one-for-fifty (1:50) reverse stock split of the Company’s common stock without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

On July 22, 2025, the Company effected a 1-for-12 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes.

Common Stock

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). On March 20, 2025, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $43.5 million (which amount includes $6.4 million remaining from the $30.2 million set forth above). During the six months ended June 30, 2025, the Company has sold 127,582 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9 million. As of June 30, 2025, the Company has sold 210,230 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $22.8 million.

On May 13, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”) for the public offering by the Company of (i) 27,084 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 302,298 shares of common stock (the “Pre-Funded Warrants”); and (iii) Series F Warrants to purchase up to an aggregate of 329,381 shares of common stock (the “Common Warrants”). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of Common Stock and one accompanying Common Warrant was $15.18 and the combined purchase price of one Pre-Funded Warrant and one accompanying Common Warrant was $15.17.

Subject to certain ownership limitations, the Warrants are exercisable immediately upon issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.001 and expire once such Pre-Funded Warrants are fully exercised. The Common Warrants are exercisable into one share of Common Stock at a price per share of $13.68 and expire five years from Initial Exercise Date. The gross proceeds to the Company from the offering were approximately $5 million, before deducting the Placement Agent’s fees and other offering expenses. The closing of this offering and private placement occurred on May 14, 2025.

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”).

In 2020, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2020 Stock Plan (the “2020 Plan”). The 2020 Plan allows for the Board of Directors to grant various forms of incentive awards for up to four shares of common stock. The 2020 Plan was amended effective as of August 9, 2023, which amendment was approved by the Company’s stockholders at the Company’s annual meeting on September 14, 2023. The amendment increased the 2020 Plan by 25 shares of common stock.

During the six months ended June 30, 2025 and 2024, the Company recognized $53,138 and $412,749 of stock-based compensation, respectively, related to outstanding stock options. At June 30, 2025, the Company had $42,451 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	70	$772,562.06
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2025	70	$772,562.06
Exercisable, June 30, 2025	55	$1,000,009.39

As of June 30, 2025, the outstanding stock options have a weighted average remaining term of 6.71 years and no intrinsic value. As of June 30, 2025, there were no awards remaining to be issued under the 2017 Plan and 62 shares of common stock remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	5,032	$15,781.20
Granted	631,679	7.14
Exercised	(231,964)	0.01
Forfeited	–	–
Expired	–	–
Outstanding, June 30, 2025	404,747	$207.34
Exercisable, June 30, 2025	404,747	$207.34

During the six months ended June 30, 2025, the Company received $2,783 in net cash proceeds from the exercise of 231,964 Pre-Funded Warrants with an exercise price of $0.001.

As of June 30, 2025, the outstanding and exercisable warrants have a weighted average remaining term of 4.86 years and had $695,461 aggregate intrinsic value.

Restricted Stock Units

During the six months ended June 30, 2025, the Company recognized $31,070 of stock-based compensation, related to outstanding stock RSUs. At June 30, 2025, the Company had $37,205 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the six months ended June 30, 2025:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2024	18	$7,426.51
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, June 30, 2025	18	$7,426.51

Performance Units

During the six months ended June 30, 2025, the Company recognized $0 related to outstanding stock PUs. At June 30, 2025, the Company had $0 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the six months ended June 30, 2025:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2024	5	$9,750.00
Granted	–	–
Vested	–	–
Cancelled	–	–
Non-vested, June 30, 2025	5	$9,750.00

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members, which consisted at the time of Dr. Waldemar Priebe, our founder, and Dr. Sigmond Hsu. Under this compensation policy, each scientific advisory board member was to receive annual cash compensation of $68,600. As of August 25, 2022, Dr. Waldemar Priebe was no longer a member of the Scientific Advisory Board. On March 14, 2024, the Board of Directors terminated the cash compensation program for the Scientific Advisory Board. As of June 30, 2025, the Company has accrued $177,309 related to Mr. Hsu’s Scientific Advisory Board compensation.

Cortice Biosciences, Inc. Exclusive License Agreement

On July 29, 2024, the Company entered into an Exclusive License Agreement with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (c) the expiration of the last to expire valid patent claim in such country covering such licensed product. Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 956 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 73 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint a pivotal trial for a licensed product – either $15.0 million or 686 shares of Company common stock; (ii) FDA acceptance of an New Drug Application for a licensed product – either $30.0 million or 1,371 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 2,056 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 343 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. During the year ended December 31, 2024, the Company issued 956 Shares with a fair value of $596,303 pursuant to the Cortice Agreement. As of June 30, 2025, there were no accruals related to the milestone payments.

Note 6 – Subsequent Events

In July 2025, the Company received $844 in net cash proceeds from the exercise of 70,333 Pre-Funded Warrants with an exercise price of $0.001.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2024, our subsequent Quarterly Reports on Form 10-Q, and in other filings made by us from time to time with the SEC.

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

We caution you not to place undue reliance on the forward-looking statements contained in this Form 10-Q or any other document, which speak only as of their respective dates.

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

Berubicin was discovered at The University of Texas M.D. Anderson Cancer Center by Dr. Waldemar Priebe, the founder of the Company. Through a series of transactions, Berubicin was initially licensed to Reata. Reata initiated several Phase I clinical trials with Berubicin for CNS malignancies, one of which was for malignant gliomas, but subsequently allowed their Investigational New Drug (“IND”) with the FDA to lapse for strategic reasons. This required us to obtain a new IND for Berubicin before beginning further clinical trials. On December 17, 2020, we announced that our IND application with the FDA for Berubicin for the treatment of Glioblastoma Multiforme was in effect. We initiated this trial for patient enrollment during the second quarter of 2021 with the first patient dosed during the third quarter of 2021 to investigate the efficacy of Berubicin in adults with Glioblastoma Multiforme who have failed first-line therapy. The first patient on the trial was treated during the third quarter of 2021. Correspondence between the Company and the FDA resulted in a trial design with overall survival (OS) as the primary endpoint of the study. OS is a rigorous endpoint that the FDA has recognized as a basis for approval of oncology drugs when a statistically significant improvement can be shown relative to a randomized control arm.

On March 25, 2025, CNS released topline data from a primary analysis of a clinical trial being conducted to evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease. The trial compared the efficacy of Berubicin to that of Lomustine, a current standard of care in this setting, with a 2 to 1 randomization of the 252 patients to Berubicin or Lomustine. Patients receiving Berubicin were administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (a 21-day cycle). Lomustine is administered orally once every six weeks. The trial design included a pre-planned, non-binding interim futility analysis. We reached the criteria required by the study protocol to conduct this interim futility analysis, which an independent Data Safety Monitoring Board (“DSMB”) was responsible for conducting. The DSMB’s charter mandated that they review the primary endpoint, Overall Survival, as well as secondary endpoints and safety data to determine whether the efficacy data for the risk-benefit profile warrants modification or discontinuation of the study. On December 18, 2023, we released the DSMB’s recommendation which was to continue the study without modification. On March 25, 2025, we released topline data showed that although Berubicin produced clinically relevant outcomes that appear to be comparable (although the trial was not powered to determine non-inferiority) to Lomustine across multiple endpoints, it did not demonstrate a statistically significant difference in overall survival, the primary endpoint. Nevertheless, given the dearth of alternative approved therapies for GBM, we believe Berubicin has demonstrated potential value as a possible treatment for Glioblastoma. As such we are currently evaluating whether any potential paths forward exist for the program. Any such path will be planned and executed in consultation with the FDA. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On December 28, 2017, we obtained the rights to a worldwide, exclusive royalty-bearing, license to the chemical compound commonly known as Berubicin from Houston Pharmaceuticals, Inc. (“HPI”) in an agreement we refer to as the HPI License. HPI is affiliated with our founder, Dr. Priebe. Under the HPI License we obtained the exclusive right to develop certain chemical compounds for use in the treatment of cancer anywhere in the world. In the HPI License we agreed to pay HPI: (i) development fees of $750,000 over a three-year period beginning November 2019; (ii) a 2% royalty on net sales; (iii) a $50,000 per year license fee; (iv) milestone payments of $100,000 upon the commencement of a Phase II trial and $1.0 million upon the approval of a New Drug Application (“NDA”) for Berubicin; and (v) one share of our common stock. The patents we licensed from HPI expired in March 2020. On March 23, 2025, the Company terminated the HPI License.

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

On July 29, 2024, we entered into an Exclusive License Agreement and Stock Purchase Agreement (collectively, the “Cortice Agreements”) with Cortice pursuant to which Cortice granted us an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (c) the expiration of the last to expire valid patent claim in such country covering such licensed product.

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

General and Administrative Expense

General and administrative expense was approximately $1,242,000 for the three months ended June 30, 2025 compared to approximately $1,412,000 for the comparable period in 2024. The decrease in general and administrative expense is attributable to decreases of approximately $36,000 in legal and professional expenses, $19,000 in travel expenses, $195,000 in stock-based compensation, which were offset by increases of approximately $51,000 in compensation expense and $29,000 in insurance expense.

Research and Development Expense

Research and development expense was approximately $1,167,000 for the three months ended June 30, 2025 compared to approximately $1,117,000 for the comparable period in 2024. The increase in research and development expense during the period is primarily attributable to declining trial costs on the Berubicin trial offset by expenditures preparing for a TPI 287 trial including drug manufacturing.

Net Loss

The net loss for the three months ended June 30, 2025 was approximately $2,375,000 compared to approximately $2,531,000 for the comparable period in 2024. The change in net loss is primarily attributable to declining trial costs on the Berubicin trial.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

General and Administrative Expense

General and administrative expense was approximately $2,337,000 for the six months ended June 30, 2025 compared to approximately $2,526,000 for the comparable period in 2024. The decrease in general and administrative expense is attributable to decreases of approximately $316,000 in stock-based compensation, $106,000 in marketing and advertising expenses, which were offset by increases of approximately $40,000 in legal and professional expenses, $62,000 in travel expenses, $105,000 in compensation expense and $26,000 in other expenses.

Research and Development Expense

Research and development expense was approximately $4,410,000 for the six months ended June 30, 2025 compared to approximately $3,547,000 for the comparable period in 2024. The increase in research and development expense during the period is primarily attributable to timing of trial costs on the Berubicin trial.

Net Loss

The net loss for the six months ended June 30, 2025 was approximately $6,676,000 compared to approximately $6,076,000 for the comparable period in 2024. The change in net loss is primarily attributable to timing of trial costs on the Berubicin trial partially offset by lower G&A expenses.

Liquidity and Capital Resources

On June 30, 2025, we had cash of approximately $12,130,000 and we had a working capital of approximately $12,755,000. We fund our operations from proceeds from equity sales.

On July 26, 2024, we entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). During the six months ended June 30, 2025, we sold 127,582 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9 million. As of June 30, 2025, we had sold 210,230 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $22.8 million.

On May 13, 2025, the Company entered into a placement agency agreement with AGP for the public offering of (i) 27,084 shares) of common stock; (ii) pre-funded warrants to purchase 302,298 shares of common stock (the “Pre-Funded Warrants”); and (iii) Series F Warrants to purchase up to an aggregate of 329,381 shares of common stock (the “Common Warrants”). The net proceeds from the offering were approximately $4.5 million.

We estimate that we have sufficient working capital to take us into the second half of 2026. At that point, we expect to have already initiated a trial of TPI 287, as well as completed the Berubicin trial including its final analysis. In addition, we have working capital to fund our operations during the intervening period (with such operations estimated at $4.5 to $5.0 million per annum). We do not currently have a firm trial design for TPI 287 so estimates of development cost are not available, however, regardless of trial design, the cost of bringing TPI 287 to regulatory approval for marketing will require significant additional financing. The timing and costs of clinical trials are difficult to predict and as such the foregoing estimates may prove to be inaccurate. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $8,585,000 and $4,842,000 for the six months ended June 30, 2025 and 2024, respectively, and mainly included payments made for clinical trial costs, drug manufacturing and development, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash provided by financing activities

Net cash provided by financing activities was approximately $14,254,000 for the six months ended June 30, 2025, related to the sale of common stock, which were offset by the repayment of notes payable. Net cash provided by financing activities was approximately $5,785,000 for the six months ended June 30, 2024, related to the sale of common stock and exercise of warrants, which were offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of June 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

In addition to the other information set forth in this report, you should carefully consider the factors set forth below and in the section entitled “Risk Factors” in our 2024 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

With respect to the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a Mandatory Panel Monitor until March 31, 2026. If, within that monitoring period, the Staff finds us again out of compliance with the Equity Requirement, notwithstanding Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Listing Rule 5810(c)(3). In addition, with respect to the Minimum Bid Price Requirement, since we completed a reverse split on July 22, 2025, if we fall out of compliance with the Minimum Bid Price Requirement prior to July 22, 2026, we will not be eligible for any compliance period specified in Listing Rule 5810(c)(3)(A). In either case described in the preceding two sentences, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a hearing. Our common stock may be at that time be delisted from Nasdaq.

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

We have not issued any unregistered securities during the quarter ended June 30, 2025.

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

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Change filed with the State of Nevada (incorporated by reference to Exhibit 3.1 of the Form 8-K filed July 22, 2025)
4.1	Form of Series F Common Warrant issued in May 2025 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed May 15, 2025)
4.2	Form of Pre-Funded Warrant issued in May 2025 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed May 15, 2025)
10.1	Form of Securities Purchase Agreement for May 2025 offering (incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 15, 2025)
10.2	Placement Agent Agreement dated May 13, 2025 by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 4.1 of the Form 8-K filed May 15, 2025)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	August 14, 2025
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	August 14, 2025
Christopher Downs	(principal financial and accounting officer)

