Form 10-Q
period 2025-09-30
CNS Pharmaceuticals, Inc.
filed 2025-11-14
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 14, 2025 was 620,290.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$9,864,087	$6,461,378
Deferred offering costs	43,700	20,637
Subscription receivable	–	882,539
Prepaid expenses and other current assets	1,483,948	1,293,954
Total current assets	11,391,735	8,658,508

Noncurrent Assets:
Prepaid expenses, net of current portion	474,416	36,430
Property and equipment, net	3,107	6,005
Total noncurrent assets	477,523	42,435

Total Assets	$11,869,258	$8,700,943

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$1,928,324	$2,198,260
Notes payable	30,793	326,072
Total current liabilities	1,959,117	2,524,332

Total Liabilities	1,959,117	2,524,332

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 416,667 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 25,000,000 shares authorized and 574,580 and 117,796 shares issued and outstanding, respectively	574	118
Additional paid-in capital	104,229,033	90,601,197
Accumulated deficit	(94,319,466)	(84,424,704)
Total Stockholders' Equity (Deficit)	9,910,141	6,176,611

Total Liabilities and Stockholders' Equity (Deficit)	$11,869,258	$8,700,943

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Operating expenses:
General and administrative	$1,056,560	$1,383,913	$3,393,655	$3,909,928
Research and development	2,196,828	4,244,993	6,606,778	7,791,967
Total operating expenses	3,253,388	5,628,906	10,000,433	11,701,895

Loss from operations	(3,253,388)	(5,628,906)	(10,000,433)	(11,701,895)

Other income (expenses):
Interest income	37,023	25,230	118,180	33,806
Interest expense	(2,116)	(2,258)	(12,509)	(13,346)
Total other income (expense)	34,907	22,972	105,671	20,460

Net loss	$(3,218,481)	$(5,605,934)	$(9,894,762)	$(11,681,435)

Loss per share - basic	$(5.76)	$(153.20)	$(25.60)	$(927.76)
Loss per share - diluted	$(5.76)	$(153.20)	$(25.60)	$(927.76)

Weighted average shares outstanding - basic	558,868	36,593	386,548	12,591
Weighted average shares outstanding - diluted	558,868	36,593	386,548	12,591

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2024	117,796	$118	$90,601,197	$(84,424,704)	$6,176,611
Common stock issued for cash, net	127,582	127	9,032,894	–	9,033,021
Stock cancelled during stock split rounding	(13)	–	(557)	–	(557)
Stock-based compensation	–	–	62,367	–	62,367
Net loss	–	–	–	(4,301,320)	(4,301,320)

Balance, March 31, 2025	245,365	245	99,695,901	(88,726,024)	10,970,122
Common stock issued for cash, net	27,084	27	4,505,173	–	4,505,200
Stock issued for warrants exercised	231,964	232	2,551	–	2,783
Stock-based compensation	–	–	21,841	–	21,841
Net loss	–	–	–	(2,374,961)	(2,374,961)

Balance, June 30, 2025	504,413	504	104,225,466	(91,100,985)	13,124,985
Stock cancelled during stock split rounding	(164)	–	(1,486)	–	(1,486)
Stock issued for warrants exercised	70,331	70	774	–	844
Stock-based compensation	–	–	18,452	–	18,452
Deferred offering costs	–	–	(14,173)	–	(14,173)
Net loss	–	–	–	(3,218,481)	(3,218,481)

Balance, September 30, 2025	574,580	$574	$104,229,033	$(94,319,466)	$9,910,141

Balance December 31, 2023	207	$1	$65,134,787	$(69,566,903)	$(4,432,115)
Stock issued for cash, net	74	–	3,330,998	–	3,330,998
Exercise of warrants	75	–	12,405	–	12,405
Stock based compensation	–	–	202,933	–	202,933
Net loss	–	–	–	(3,544,748)	(3,544,748)

Balance March 31, 2024	356	1	68,681,123	(73,111,651)	(4,430,527)
Stock issued for cash and warrants, net	1,507	2	2,424,411	–	2,424,413
Exercise of warrants	347	–	8,921	–	8,921
Stock based compensation	–	–	234,345	–	234,345
Stock issued for stock split rounding	196	–	–	–	–
Net loss	–	–	–	(2,530,753)	(2,530,753)

Balance June 30, 2024	2,406	3	71,348,800	(75,642,404)	(4,293,601)
Stock issued for cash and warrants, net	52,383	52	12,383,746	–	12,383,798
Stock based compensation	–	–	271,779	–	271,779
Stock issued for license agreement	956	1	596,301	–	596,302
Net loss	–	–	–	(5,605,934)	(5,605,934)

Balance September 30, 2024	55,745	$56	$84,600,626	$(81,248,338)	$3,352,344

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Cash Flows from Operating Activities:
Net loss	$(9,894,762)	$(11,681,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	102,660	709,057
Common stock issued for license agreement	–	596,302
Depreciation	2,898	2,321
Gain on disposal of fixed assets	–	(190)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(659,020)	537,925
Deferred offering costs	(43,700)	–
Accounts payable and accrued expenses	(267,413)	(1,806,420)
Net cash used in operating activities	(10,759,337)	(11,642,440)

Cash Flows from Financing Activities:
Payments of deferred offering costs	–	(56,750)
Payments on notes payable	(266,762)	(269,619)
Proceeds from exercise of warrants	3,627	21,326
Payments to stockholders for stock split rounding	(2,043)	–
Proceeds from subscription receivable	882,539	–
Proceeds from sale of common stock and warrants, net	13,544,685	18,371,886
Net cash provided by financing activities	14,162,046	18,066,843

Net change in cash and cash equivalents	3,402,709	6,424,403

Cash and cash equivalents, at beginning of period	6,461,378	548,721

Cash and cash equivalents, at end of period	$9,864,087	$6,973,124

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,509	$13,346
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Prepaid insurance financed with note payable	$31,040	$–
Amortization of deferred offering costs	$20,637	$232,677

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

On July 22, 2025, the Company effected a reverse stock split on a 1-for-12 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes. As a result of the Reverse Split, each twelve pre-split shares of common stock outstanding were automatically combined into one new share of common stock without any action on the part of the holders. The number of authorized shares of common stock was also proportionately reduced from 300,000,000 to 25,000,000, while the number of authorized shares of preferred stock was proportionately reduced from 5,000,000 to 416,667.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2025. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2024 included in our Form 10-K filed with the SEC on March 31, 2025 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of September 30, 2025 was $9,614,087. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2025, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 333,956 common shares, unvested restricted stock units of 18 common shares, unvested performance units of 5 and options for 70 common shares, respectively. As of September 30, 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 4,961 common shares, unvested restricted stock units of 9 common shares, unvested performance units of 1 and options for 21 common shares, respectively.

Segment Reporting

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

Note 3 – Note Payable

On November 18, 2024, the Company entered into a short-term note payable for an aggregate of $326,072, bearing interest at 9.24% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2025. As of September 30, 2025, the Company’s note payable balance was $30,793.

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

Common Stock

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). On March 20, 2025, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $43.5 million (which amount includes $6.4 million remaining from the $30.2 million set forth above). On September 19, 2025, the Company decreased the sales price of common shares that may be sold under the AGP ATM Sales Agreement to $1.76 million, which amount does not include any shares of common stock sold prior to such date. During the nine months ended September 30, 2025, the Company has sold 127,582 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9 million. As of September 30, 2025, the Company has sold 210,230 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $22.8 million.

On May 13, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”) for the public offering by the Company of (i) 27,084 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 302,295 shares of common stock (the “Pre-Funded Warrants”); and (iii) Series F Warrants to purchase up to an aggregate of 329,381 shares of common stock (the “Common Warrants”). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of Common Stock and one accompanying Common Warrant was $15.18 and the combined purchase price of one Pre-Funded Warrant and one accompanying Common Warrant was $15.17.

Subject to certain ownership limitations, the Warrants are exercisable immediately upon issuance. Each Pre-Funded Warrant is exercisable into one share of Common Stock at a price per share of $0.001 and expire once such Pre-Funded Warrants are fully exercised. The Common Warrants are exercisable into one share of Common Stock at a price per share of $13.68 and expire five years from Initial Exercise Date. The gross proceeds to the Company from the offering were approximately $5 million, before deducting the Placement Agent’s fees and other offering expenses. The closing of this offering occurred on May 14, 2025.

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

During the nine months ended September 30, 2025 and 2024, the Company recognized $59,832 and $571,705 of stock-based compensation, respectively, related to outstanding stock options. At September 30, 2025, the Company had $35,757 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	70	$772,562.06
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, September 30, 2025	70	$772,562.06
Exercisable, September 30, 2025	57	$957,962.24

As of September 30, 2025, the outstanding stock options have a weighted average remaining term of 6.46 years and no intrinsic value. As of September 30, 2025, there were no awards remaining to be issued under the 2017 Plan and 62 shares of common stock remaining to be issued under the 2020 Plan.

Stock Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2025:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	5,032	$15,781.20
Granted	631,676	7.14
Exercised	(302,295)	0.01
Forfeited	–	–
Expired	(457)	9,000.00
Outstanding, September 30, 2025	333,956	$238.97
Exercisable, September 30, 2025	333,956	$238.97

During the nine months ended September 30, 2025, the Company received $3,627 in net cash proceeds from the exercise of 302,295 Pre-Funded Warrants with an exercise price of $0.001.

As of September 30, 2025, the outstanding and exercisable warrants have a weighted average remaining term of 4.61 years and had $0 aggregate intrinsic value.

Restricted Stock Units

During the nine months ended September 30, 2025, the Company recognized $42,828 of stock-based compensation, related to outstanding stock RSUs. At September 30, 2025, the Company had $25,447 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the nine months ended September 30, 2025:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2024	18	$7,426.51
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested, September 30, 2025	18	$7,426.51

Performance Units

During the nine months ended September 30, 2025, the Company recognized $0 related to outstanding stock PUs. At September 30, 2025, the Company had $0 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the nine months ended September 30, 2025:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2024	5	$9,750.00
Granted	–	–
Vested	–	–
Cancelled	–	–
Non-vested, September 30, 2025	5	$9,750.00

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

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members, which consisted at the time of Dr. Waldemar Priebe, our founder, and Dr. Sigmond Hsu. Under this compensation policy, each scientific advisory board member was to receive annual cash compensation of $68,600. As of August 25, 2022, Dr. Waldemar Priebe was no longer a member of the Scientific Advisory Board. On March 14, 2024, the Board of Directors terminated the cash compensation program for the Scientific Advisory Board. As of September 30, 2025, the Company has accrued $177,309 related to Dr. Hsu’s Scientific Advisory Board compensation.

Cortice Biosciences, Inc. Exclusive License Agreement

On July 29, 2024, the Company entered into an Exclusive License Agreement with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (iii) the expiration of the last to expire valid patent claim in such country covering such licensed product. Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 956 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 73 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint of a pivotal trial for a licensed product – either $15.0 million or 686 shares of Company common stock; (ii) FDA acceptance of a New Drug Application for a licensed product – either $30.0 million or 1,371 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 2,056 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 343 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. During the year ended December 31, 2024, the Company issued 956 shares of common stock with a fair value of $596,303 pursuant to the Cortice Agreement. As of September 30, 2025, there were no accruals related to the milestone payments.

Note 6 – Subsequent Events

Pursuant to the terms of the AGP ATM Sales Agreement, the Company is permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock. Subsequent to September 30, 2025, the Company has sold 45,710 Shares pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $410,446.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2024, available on the Securities and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Except as required by law, we are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

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

Overview

We are a clinical-stage pharmaceutical company organized as a Nevada corporation in July 2017 to focus on the development of anti-cancer drug candidates for the treatment of brain and central nervous system tumors, based on intellectual property that we license under license agreements with Cortice Biosciences, Inc. (“Cortice”) and own pursuant to a collaboration and asset purchase agreement with Reata Pharmaceuticals, Inc. (“Reata”).

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

On March 25, 2025, we released topline data from a primary analysis for the clinical trial being conducted to evaluate the efficacy of Berubicin in patients with Glioblastoma Multiforme who have failed primary treatment for their disease. The trial compared the efficacy of Berubicin to that of Lomustine, a current standard of care in this setting, with a 2 to 1 randomization of the 252 patients to Berubicin or Lomustine. Patients receiving Berubicin were administered a 2-hour IV infusion of 7.5 mg/m2 berubicin hydrochloride daily for three consecutive days followed by 18 days off (a 21-day cycle). Lomustine is administered orally once every six weeks. The trial design included a pre-planned, non-binding interim futility analysis. We reached the criteria required by the study protocol to conduct this interim futility analysis, which an independent Data Safety Monitoring Board (“DSMB”) was responsible for conducting. The DSMB’s charter mandated that they review the primary endpoint, Overall Survival, as well as secondary endpoints and safety data to determine whether the efficacy data for the risk-benefit profile warrants modification or discontinuation of the study. On December 18, 2023, we released the DSMB’s recommendation which was to continue the study without modification. On March 25, 2025, we released topline data that showed that although Berubicin produced clinically relevant outcomes that appear to be comparable (although the trial was not powered to determine non-inferiority) to Lomustine across multiple endpoints, it did not demonstrate a statistically significant difference in overall survival, the primary endpoint. Nevertheless, given the dearth of alternative approved therapies for GBM, we believe Berubicin has demonstrated potential value as a possible treatment for Glioblastoma. As such we are currently evaluating whether any potential paths forward exist for the program. Any such path will be planned and executed in consultation with the FDA. Even if Berubicin is approved, there is no assurance that patients will choose an infusion treatment, as compared to the current standard of care, which requires oral administration.

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

On July 29, 2024, we entered into an Exclusive License Agreement and Stock Purchase Agreement (collectively, the “Cortice Agreements”) with Cortice pursuant to which Cortice granted us an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (iii) the expiration of the last to expire valid patent claim in such country covering such licensed product.

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

General and Administrative Expense

General and administrative expense was approximately $1,057,000 for the three months ended September 30, 2025 compared to approximately $1,384,000 for the comparable period in 2024. The decrease in general and administrative expense is attributable to decreases of approximately $207,000 in legal and professional expenses, $211,000 in stock-based compensation, and $22,000 in other expense, which were offset by increases of approximately $45,000 in travel expenses, $41,000 in compensation expense and $27,000 in marketing expense.

Research and Development Expense

Research and development expense was approximately $2,197,000 for the three months ended September 30, 2025 compared to approximately $4,245,000 for the comparable period in 2024. The decrease in research and development expense during the period is primarily attributable to an approximately $1,628,000 decline in trial costs for the Berubicin trial and a reduction of approximately $979,000 in TPI 287 expense due to expenses incurred as part of the in-licensing of TPI 287 in the prior year period which is partially offset by expenditures preparing for a TPI 287 trial including drug manufacturing.

Net Loss

The net loss for the three months ended September 30, 2025 was approximately $3,218,000 compared to approximately $5,606,000 for the comparable period in 2024. The change in net loss is primarily attributable to declining trial costs on the Berubicin trial and by lower general and administrative expenses.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

General and Administrative Expense

General and administrative expense was approximately $3,394,000 for the nine months ended September 30, 2025 compared to approximately $3,910,000 for the comparable period in 2024. The decrease in general and administrative expense is attributable to decreases of approximately $527,000 in stock-based compensation, $108,000 in marketing and advertising expenses, and $186,000 in legal and professional expenses, which were offset by increases of approximately $106,000 in travel expenses, $123,000 in compensation expense, $42,000 in insurance expense and $34,000 in other expenses.

Research and Development Expense

Research and development expense was approximately $6,607,000 for the nine months ended September 30, 2025 compared to approximately $7,792,000 for the comparable period in 2024. The decrease in research and development expense during the period is primarily attributable to an approximately $1,087,000 decline in trial costs for the Berubicin trial and a reduction of approximately $982,000 in TPI 287 expense due to expenses incurred as part of the in-licensing of TPI 287 in the prior year period which is partially offset by approximately $864,000 of expenditures preparing for a TPI 287 trial including drug manufacturing as well as other expenses.

Net Loss

The net loss for the nine months ended September 30, 2025 was approximately $9,895,000 compared to approximately $11,681,000 for the comparable period in 2024. The change in net loss is primarily attributable to timing of trial costs on the Berubicin trial and by lower general and administrative expenses.

Liquidity and Capital Resources

On September 30, 2025, we had cash of approximately $9,864,000 and we had a working capital of approximately $9,447,000. We have historically funded our operations with proceeds from equity sales and expect this to continue for the foreseeable future.

On July 26, 2024, we entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). During the nine months ended September 30, 2025, we sold 127,582 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9 million. As of November 14, 2025, we had sold 255,940 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $23.2 million.

On May 13, 2025, the Company entered into a placement agency agreement with AGP for the public offering of (i) 27,084 shares of common stock; (ii) pre-funded warrants to purchase 302,295 shares of common stock (the “Pre-Funded Warrants”); and (iii) Series F Warrants to purchase up to an aggregate of 329,381 shares of common stock (the “Common Warrants”). The net proceeds from the offering were approximately $4.5 million.

We estimated that we have sufficient working capital to take us into the second half of 2026. This estimate is based on the assumption that our core operations expense run rate is approximately $5.5 million per year; that the TPI 287 trial is initiated in the second quarter of 2026; and our Berubicin trial and final analysis is completed by the end of the second quarter of 2026. Based on a preliminary assessment of the trial design, we estimate our TPI 287 trial will cost between $12 to 15 million, however this range could materially change as a result of the final trial design. Regardless of the final trial design, the cost of bringing TPI 287 to regulatory approval for marketing will require significant additional financing, which we may be unable to obtain on acceptable terms or at all. Further, the timing and costs of clinical trials are difficult to estimate even with a locked design, and as such, the foregoing estimates may materially change. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities to execute our business plans. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business until sufficient additional capital is raised to support continued operations. There can be no assurance that such a plan will be successful and if it is not successful, we may need to cease operations entirely.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $10,759,000 and $11,642,000 for the nine months ended September 30, 2025 and 2024, respectively, and mainly included payments made for clinical trial costs, drug manufacturing and development, officer compensation, insurance, marketing, professional fees to our consultants, attorneys and accountants and stock-based compensation.

Cash provided by financing activities

Net cash provided by financing activities was approximately $14,162,000 for the nine months ended September 30, 2025, related to the sale of common stock, which were partially offset by the repayment of notes payable. Net cash provided by financing activities was approximately $18,067,000 for the nine months ended September 30, 2024, related to the sale of common stock and exercise of warrants, which were partially offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of September 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study, which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

During 2024, we were not in compliance with the requirement to maintain a closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2), and we were not in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b) . As of the date of this filing, we are in compliance with both requirements.

With respect to the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a Mandatory Panel Monitor until March 31, 2026. If, within that monitoring period, the Staff finds us again out of compliance with the Minimum Bid Requirement, notwithstanding Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Listing Rule 5810(c)(3). In addition, with respect to the Minimum Bid Price Requirement, since we completed a reverse split on July 22, 2025, if we fall out of compliance with the Minimum Bid Price Requirement prior to July 22, 2026, we will not be eligible for any compliance period specified in Listing Rule 5810(c)(3)(A). In either case described in the preceding two sentences, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a hearing. Our common stock may be at that time be delisted from Nasdaq.

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

We have not issued any unregistered securities during the quarter ended September 30, 2025.

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

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ John Climaco	Chief Executive Officer and Director	November 14, 2025
John Climaco	(principal executive officer)

/s/ Christopher Downs	Chief Financial Officer	November 14, 2025
Christopher Downs	(principal financial and accounting officer)

