Form 10-K
period 2025-12-31
CNS Pharmaceuticals, Inc.
filed 2026-03-31
CIK 1729427

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $5.0 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 31, 2026 was 811,449.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to secure rights to new pipeline assets via in-licensing, acquisition or collaboration;
•	our ability to obtain additional funding to develop our product candidates;

•	our ability to maintain compliance with the NASDAQ Capital Market’s continued listing requirements, including any new continued listing requirements that are approved in the future;

•	our ability to continue as a going concern given our current financial condition;

•	the need to obtain regulatory approval of our product candidates;

•	the success of our clinical trials through all phases of clinical development;

•	compliance with obligations under intellectual property licenses with third parties;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to commercialize our product candidates;

ii

•	market acceptance of our product candidates;

•	competition from existing products or new products that may emerge;

•	potential product liability claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

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

Overview

CNS Pharmaceuticals, Inc. (“CNS,” the “Company,” “we,” “us,” or “our”) is a biotechnology company focused on developing innovative therapies for serious diseases in neurology and oncology. Together, these therapeutic areas represent hundreds of billions of dollars in annual global pharmaceutical spending, encompass some of the most prevalent and difficult to treat diseases affecting humanity, and are characterized by significant unmet medical need. Significant progress has been made in the biological and molecular understanding of these diseases, enabling a shift to high-value disease-modifying therapies and precision medicine approaches. Together with advancements in diagnostic capabilities to aid in patient selection, there is the potential to improve the probability of success and reduce development timelines. We believe this combination of scale, urgency, and scientific development creates compelling opportunities for differentiated therapeutic approaches and novel mechanisms of action. Our executive team was purposefully built to focus on high-value therapeutic opportunities in these therapeutic areas and the Company is working to build a differentiated portfolio of assets with best-in-class potential to address significant unmet medical needs. CNS Pharmaceuticals is committed to advancing novel treatments that have the potential to improve patient outcomes.

Recent Developments

On January 1, 2026, the Company appointed Rami Levin, MBA, as President & Chief Executive Officer. Following Mr. Levin’s appointment, we engaged an independent life science focused advisory firm to conduct a comprehensive data-driven analysis of the Company including our pipeline, development priorities and long-term positioning (the “Strategic Analysis”). While this Strategic Analysis was being completed, we rebuilt the Company’s executive leadership team by appointing a new Chief Business Officer, Chief Financial Officer, Chief Medical Officer and Chief Technology Officer effective March 2, 2026. This executive team was assembled to execute on the findings and recommendations of the Strategic Analysis and develop and execute a new corporate strategy.

On March 11, 2026, we announced a new corporate growth strategy focused on building a high-value pipeline in neurology and oncology. This strategy follows the comprehensive, data-driven strategic review that incorporated clinical probability-of-success modeling, competitive landscape assessments, regulatory pathway analyses, and risk-adjusted return evaluations. Based on this work, we are pursuing a disciplined approach to identify, acquire or in-license differentiated preclinical and clinical-stage assets with strong biological rationale, validated or emerging clinical data, and clear development and regulatory pathways. We are prioritizing opportunities with near- to mid-term value inflection points, meaningful commercial potential, and relevance to our team’s expertise, while maintaining capital discipline. We have initiated a global asset search and are actively evaluating opportunities aligned with these criteria, with a focus on areas where investor interest, partnering activity, and long-term value creation potential are strongest.

Also on March 11, 2026, as part of our new corporate strategy, we announced that we are pivoting from the Company’s historical singular focus on glioblastoma multiforme (“GBM”). The Company’s prior development programs centered on two investigational compounds, TPI 287 and Berubicin, both of which were designed to penetrate the blood-brain barrier and target cancers of the central nervous system such as GBM. We believe patients with GBM need better treatment options and that TPI 287 and Berubicin have the potential to address those needs, but they are not in line with our new strategic direction. As a result, we intend to explore out-licensing opportunities for TPI 287 and Berubicin.

Market Opportunity: Neurology & Oncology

Neurological disorders represent a staggering public health crisis of global proportions. The World Health Organization (“WHO”) and the Global Burden of Disease study identify neurological conditions as among the leading causes of disability and death worldwide. According to WHO, neurological disorders affect more than one billion people globally and are the leading cause of disability-adjusted life years (“DALYs”) when all conditions are aggregated across the spectrum of central nervous system (“CNS”) disease. Neurological conditions share several characteristics that make them particularly challenging to treat and commercially significant: they are largely chronic and progressive, they carry high caregiver burdens, they predominantly affect aging populations, and many remain without adequate disease-modifying treatments.

Cancer is among the foremost causes of morbidity and mortality worldwide, imposing an enormous burden on individuals, healthcare systems, and economies globally. According to the WHO, cancer accounts for approximately 10 million deaths per year, which accounted for nearly one in six deaths globally. In 2022, the International Agency for Research on Cancer (“IARC”) recorded nearly 20 million new cancer cases and approximately 9.7 million cancer-related deaths worldwide. In the United States alone, the National Cancer Institute (“NCI”) estimated that approximately 2,041,910 new cancer cases will be diagnosed in 2025, with approximately 618,120 deaths attributable to the disease.

Our new strategic focus on neurology and oncology positions us in two of the largest, fastest-growing, and most scientifically dynamic sectors in biopharmaceuticals. Together, these therapeutic areas represent hundreds of billions of dollars of investment. The global neurological therapeutics market exceeds $138 billion while the global oncology therapeutics market is projected to reach $400 billion in the next decade. However, several large neurology and oncology indications still lack disease-modifying therapies or have poor outcomes. These large commercial opportunities have the potential to be addressed by leveraging the recent advancements in the understanding of these diseases and breakthroughs in drug development.

As a result, there are significant research and development efforts being undertaken across academia, non-profit institutions, governmental agencies, emerging biotechnology companies and multinational pharmaceutical companies to address these disease indications. In 2025, neurology and oncology focused companies received nearly 50 percent of the venture capital investments in therapeutics. They were also the most active therapeutic areas based on the number of business development transactions completed from 2022 to 2025. Oncology was the most active therapeutic area with 457 announced transactions completed during this period and neurology was the second most active with 205 announced completed transactions. During this period, total mergers & acquisitions and licensing transactions exceeded $100 billion in total value for both neurology and oncology. This activity spanned stage of development from preclinical through approved products as well as therapeutic modality, which we believe demonstrates the potential value that can be created in these therapeutic areas with novel and differentiated assets.

Based on this, we believe that 1) there are a significant number of assets in neurology and oncology that are available for in-licensing, and 2) there is an established group of potential strategic commercial partners. Several global biopharmaceutical companies including but not limited to AstraZeneca, Astellas Pharma, Bristol Myers Squibb, Biogen, GlaxoSmithKline, Merck, Novartis, Pfizer and Takeda have established franchises in neurology and/or oncology and have demonstrated track records of acquiring or partnering with companies developing product candidates in our target areas.

Neurology Market Drivers

The need for differentiated and novel neurology therapeutics is being driven by multiple factors including aging global demographics. The global population aged 65 and over is projected to more than double from approximately 700 million in 2020 to 1.5 billion by 2050, according to UN demographic projections. Because the incidence of most major neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, increases sharply with age, this demographic shift is expected to dramatically expand patient populations and healthcare costs worldwide. As an example, the U.S. Alzheimer's Association has estimated that if no disease-modifying treatment is found, the number of Americans with Alzheimer's could grow to 13 million by 2050. However, significant unmet medical need remains across nearly all areas of neurodegeneration. Until 2023 and 2024, there were no approved therapies that demonstrated an ability to slow underlying neurodegeneration in Alzheimer’s disease. Current treatments for Parkinson's disease manage symptoms but do not arrest neurodegeneration. No approved neuroprotective or disease-modifying therapies exist for amyotrophic lateral sclerosis (“ALS”) or Huntington's disease, among many others. According to the National Institute of Neurological Disorders and Stroke, there are a total of 131 neurologic disorders. However, a 2024 analysis by Thomas et al. published in Neurology (A Comprehensive Review of Novel FDA-approved Neurological Medications from 2018-2023, P7-4.009, Vol. 102) found that only 32 novel neurological therapies were approved by the FDA from 2018 – 2023 for patients with migraines (9), multiple sclerosis (4), Alzheimer’s disease (3), Parkinson’s disease (3), Epilepsy/seizures (3), ALS (2), Neuromyelitis Optica (2), and several others for rare neurological conditions. This unmet need underpins both the scientific urgency, medical need and the commercial opportunity.

Advancement in the biological understanding of these diseases, aided by biomarker discovery and enhanced diagnostic capabilities, are also leading to advancement in the field and uncovering new opportunities for drug development. The development of blood-based biomarkers for neuroinflammation, including amyloid tau protein for Alzheimer’s, has dramatically reduced the cost and complexity of patient stratification in clinical trials, increasing feasibility and accelerating development timelines. Fluid and imaging biomarkers are increasingly accepted by the FDA as surrogate endpoints, potentially lowering the bar for early-stage proof of concept. Small and mid-sized biotechnology companies now originate the majority of novel neurology compounds entering clinical development. According to the industry research and contract research organization, IQVIA, neurology is among the fastest-growing areas of Phase II/III clinical trial activity.

In addition, neurological disorders have the potential for accelerated regulatory pathways including breakthrough therapy, fast track, and priority review designations, which have the potential to shorten development and approval timelines and enable increased interaction with the FDA. Finally, several commercial neurology therapies are facing loss of exclusivity (“LOE”) by 2030. Based on these demographic, biological, medical, pharmacoeconomic and commercial considerations, we believe neurology is a therapeutic area on which to focus and deploy our resources.

Oncology Market Drivers

Cancer rates increase dramatically with age, and all major developed-market nations are experiencing rapid population aging. As noted above, IARC projects 33 million new cases per year by 2050. This represents a 65% increase over 2022 levels and is being driven in large part by demographic shifts rather than changes in per-capita risk. In the United States alone, the National Cancer Institute (NCI) estimated that approximately 2,041,910 new cancer cases will be diagnosed in 2025, with approximately 618,120 deaths attributable to the disease. Estimated national expenditures for cancer care in the United States reached approximately $208.9 billion in 2020 and are expected to grow materially as the population ages. As a result, the global oncology pharmaceutical market is the largest and fastest-growing category within biopharmaceuticals.

The past decade has witnessed transformative advances in cancer biology and drug development. Immune checkpoint inhibition, which is led by anti-programmed cell death 1 (anti-PD-1/PD-L1) and anti-cytotoxic T-lymphocyte associated protein 4 (“CTLA-4”) antibodies have become foundational to the treatment of dozens of cancers. These therapies generate over $40 billion in annual worldwide sales and have catalyzed billions of dollars in follow-on investment. Chimeric antigen receptor T-cell (“CAR-T”) therapy has achieved durable remissions in subsets of hematologic malignancies. Antibody-drug conjugate (“ADC”) technologies have experienced a major resurgence, with multiple approvals in breast cancer, bladder cancer, lung cancer, and other solid tumors. However, there continues to be a need for targeted therapies that can improve overall survival, quality of life and overall outcomes of patients with cancer. Several new modalities are emerging as promising cancer treatments including but not limited to protein degraders, bispecific antibodies, and next-generation immunotherapies. We believe the robust investment in cancer drug discovery has created an opportunity to identify and select assets, including those with an underlying validated platform technology, to establish a differentiated oncology pipeline.

Recent treatment approaches in oncology also demonstrate the shift towards precision medicine and the development of therapies with improved efficacy and safety profiles compared to non-targeted chemotherapies and radiation. Genomic profiling using next-generation sequencing (“NGS”), liquid biopsy, and companion diagnostics has transformed the standard of care for many cancers, enabling the matching of patients to targeted therapies based on specific molecular alterations. This trend drives demand for biomarker-guided therapy development and creates opportunities for companies developing therapies against specific genomic targets (e.g., KRAS, EGFR, ALK, BRAF, HER2, FGFR, RET, and many others). As of 2025, over 50 cancer-specific molecular targets have FDA-approved companion diagnostics. Precision medicine has uncovered a broad array of validated biological targets that continues to expand. This shift has created clearly defined addressable patient populations for which there are established clinical benchmarks and potential accelerated regulatory pathways.

We expect neurology and oncology will continue to evolve rapidly, which will reshape the competitive landscape in these areas, thereby creating opportunities for us to build our pipeline and focus our future development efforts. Leveraging our team’s collective experience in these therapeutic areas and relevant functions, we believe we are well positioned to capitalize on evolving market dynamics and a broad set of assets to build a pipeline that is novel, differentiated and has the potential to be best-in-class.

Our Team

To execute our neurology and oncology focused strategy, the Company appointed a new executive team in the first quarter of 2026 that brings decades of hands-on experience in neurology and oncology, including rare diseases and across several therapeutic modalities. Our executive team has diverse experience in clinical development, regulatory affairs, chemistry, manufacturing and controls (“CMC”), business development, finance, capital markets, commercialization and company transformation.

The Company’s newly formed executive team includes:

•	Rami Levin, Chief Executive Officer, appointed January 1, 2026
•	Lynne Kelley, M.D., FACS, Chief Medical Officer, appointed March 2, 2026
•	Dylan Wenke, Chief Business Officer, appointed March 2, 2026
•	Steve O’Loughlin, Chief Financial Officer, appointed March 2, 2026
•	Eric Faulkner, Chief Technology Officer, appointed March 2, 2026

Rami Levin, MBA, brings nearly 30 years of global leadership experience across oncology, CNS, rare diseases, endocrinology, and cell and gene therapy, with a proven track record of scaling organizations, advancing late-stage clinical programs, and driving transformative value creation. Previously, Mr. Levin held senior leadership roles as President & Chief Executive Officer of Saniona and CEO of ImStem Biotechnology. He led strategic turnarounds, sharpened pipeline focus, secured significant financing, and advanced multiple programs toward clinical and regulatory milestones. He has also held senior commercial and operational leadership roles at Sobi, Merck Serono, and Schering AG, where he successfully launched and scaled global brands including Rebif®, Betaseron®, Kuvan®, Orfadin®, and Gamifant®. Earlier in his career, he played a central role in global brand strategy and lifecycle management for Rebif®, one of the world’s leading multiple sclerosis therapies. Mr. Levin holds an MBA from the Recanati Business School at Tel Aviv University and a BSc in Biology from Tel Aviv University.

Lynne Kelley, M.D., served as Chief Medical Officer at multiple public and private biotechnology and medical device companies, including TISSIUM, Servier Pharmaceuticals, X4 Pharmaceuticals and Senseonics. She has led clinical development programs resulting in INDs, NDAs, PMAs, and breakthrough and orphan drug designations, and has presented safety and efficacy data to FDA advisory committees resulting in unanimous approval votes. Dr. Kelley has also played key roles in corporate strategy, fundraising and M&A, including contributing to multi-billion-dollar oncology transactions. Earlier in her career, Dr. Kelley held senior leadership roles at Becton Dickinson, where she oversaw global medical affairs and regulatory strategy across devices, drugs and combination products. She began her career in academic medicine as an Assistant Professor of Surgery and Interventional Radiology at Yale University. Dr. Kelley holds an MD from Dartmouth Medical School and a BA in Biology from Boston University. She is board certified in General Surgery and Vascular Surgery and is a Fellow of the American College of Surgeons.

Dylan Wenke, MBA, is an experienced corporate development and strategic transactions leader with a strong track record in biotechnology business development, licensing and financing. He has originated and executed high-value transactions across multiple therapeutic areas and modalities. Previously, he held senior business development roles at Corbus Pharmaceuticals, Bluejay Therapeutics and EuMentis Therapeutics, where he led portfolio-shaping transactions, financings and global partnering initiatives. Dylan holds an MBA from the Kelley School of Business at Indiana University and a B.Sc. in Chemistry from the University of North Florida.

Steve O’Loughlin brings nearly 20 years of corporate finance, capital markets, and business development experience in the biopharmaceutical industry. Most recently, he served as Chief Financial Officer of Actinium Pharmaceuticals, Inc. (NYSE American: ATNM), a clinical-stage radiopharmaceutical company, where he played a central role in the company’s growth and strategic development over a decade-long tenure. At Actinium, Mr. O’Loughlin oversaw SEC and NYSE compliance, investor relations, FP&A, corporate governance, and treasury management. He coordinated the execution of multiple capital markets and business development transactions including the exclusive European license agreement for a Phase 3 radiopharmaceutical asset with Immedica Pharma AB, generating $35 million in upfront proceeds and up to $417 million in potential milestone payments, as well as a preclinical research collaboration with Astellas Pharma, Inc. Prior to Actinium, Mr. O’Loughlin served as Vice President of Finance and Corporate Development at Protea Biosciences Group, Inc., where he executed capital raises, supported the growth of the Company’s bioanalytical services business built around its proprietary LAESI® mass spectrometry imaging technology and drove strategic collaborations with leading research institutions including Memorial Sloan Kettering Cancer Center and Yale University. Mr. O’Loughlin began his corporate career at Caliber I.D. (formerly Lucid Technologies) supporting the commercial launch of the FDA approved VivaScope® diagnostic imaging device and the Company’s IPO. Mr. O’Loughlin started his career in investment banking at Jesup & Lamont and Forge Financial Group focused on the life sciences industry. Mr. O’Loughlin holds a B.S. in Business with a concentration in Finance from Ramapo College of New Jersey.

Eric Faulkner, MS, MBA, brings over 30 years of global leadership, technical operations, quality management, product launch, and commercial experience within the biotechnology / pharma industry. Mr. Faulkner has extensive experience in product development, validation, manufacturing operations, supply chain, commercialization, and quality management systems across the following therapeutic areas: CNS, endocrinology, immunology, neurology, oncology, rare diseases, and gene therapy. Previously, Mr. Faulkner was CTO at IO Biotech where he built and led the Technical Operations organization on the BLA enabling submission of Cylembio®, a therapeutic cancer vaccine. Mr. Faulkner also held senior roles at Homology Medicines as Head of CMC Management & External Manufacturing for the IND submissions of multiple AAV vector programs. In addition, Mr. Faulkner was also the Product Operations Lead for the Rare Disease Business Unit at Shire (Takeda) overseeing product launch, commercialization and life cycle management activities for Elaprase® (intrathecal delivery), Gattex®, Natpara®, and Plenadren®.  Mr. Faulkner also spent over 15 years at Biogen involved in the product development, technology transfers, validation, registration, and commercialization of Avonex®, Avonex Pen®, Tysabri®, and Tecfidera®. Mr. Faulkner obtained an MBA from Boston University, a MS in Biotechnology and Biomedical Science from the University of Massachusetts, Boston, and a BS in Biology from the State University of New York, Fredonia. Mr. Faulkner is a Lean Six Sigma Green Belt and is an ISO 13485 certified auditor.

Our Strategy

Our goal is to build a pipeline of neurology and oncology focused assets that have the potential to be best-in-class and to improve outcomes for patients. We are executing a decisive strategic pivot to reposition the company for long-term success. Our strategy to achieve this is to:

•	Identify, evaluate and select assets with best-in-class potential. In doing so, we intend to simultaneously develop clinical development plans and regulatory strategies to transition to development efforts as efficiently as possible. Our focus is on novel, differentiated assets that are supported by a strong biological rationale. Our parameters for asset selection will also include clinical development and regulatory pathways, near-term milestones as well as commercial market viability. We have initiated a global asset search and will continue to identify and evaluate opportunities with the goal of securing the rights to an asset or assets that meet our criteria.

•	Be data-driven in our decision making. We recognize that drug development is inherently risky. We will prioritize assets with clear pathways to demonstrate differentiation and meaningfully de-risk development. Our asset selection process is grounded in objective analysis of biological hypotheses that are supported by human genetics, translational data, and early clinical evidence but remain unvalidated. We will seek to prioritize programs with clearly defined development and clinical inflection points that have the potential to meaningfully validate the underlying biology, target, and modality. In evaluating potential assets, we will consider development feasibility, regulatory pathways, commercial dynamics, and the ability to generate interpretable data through near term clinical milestones.

•	Deploy capital efficiently and with discipline. Leveraging our team’s experience across relevant therapeutic and functional areas, we believe we are well positioned to advance assets across their lifecycles. This experience enables a holistic assessment of each program, including development timelines, capital requirements, and probability weighted outcomes. Drug development is a capital intensive, multi-year process, and we intend to pursue development strategies and regulatory pathways designed to generate high quality data that support clinical advancement, informed decision making, and, where successful, regulatory submissions for product approval.

•	Patient focused development addressing serious unmet medical needs. Our development efforts are centered on patients with serious diseases for which there are limited or inadequate treatment options. Each program we advance is grounded in a strong scientific rationale, with the potential to deliver clinically meaningful benefit and improve patient outcomes. In neurology, we focus on therapies that have the potential to modify disease progression rather than solely address symptoms. In oncology, we prioritize programs with the potential to improve overall survival, durability of response, and quality of life for patients.

•	Transform every aspect of CNS Pharmaceuticals. Our executive team was purpose-built to drive the Company’s strategic transformation. In addition to building a new, high-value pipeline in neurology and oncology, we are focused on transforming the way we operate and execute. As our pipeline builds and advances, we will work to also build our team, systems and capabilities in a stage-appropriate manner and with the intent of supporting our future growth.

Legacy GBM Assets

TPI 287

TPI 287 is an investigational chemotherapy agent belonging to the abeotaxane class of compounds and is structurally related to the taxane family of microtubule-stabilizing agents. Taxanes such as paclitaxel and docetaxel are widely used in oncology but historically have demonstrated limited penetration across the blood-brain barrier, which has restricted their use in treating cancers involving the central nervous system.

TPI 287 was designed as a synthetic, lipophilic taxane derivative capable of penetrating the blood-brain barrier and achieving therapeutic concentrations within the central nervous system. Like other taxanes, TPI 287 stabilizes microtubules, disrupting cell division and inducing apoptosis in rapidly proliferating tumor cells.

TPI 287 has been evaluated in multiple early-phase clinical studies involving more than 300 patients across several oncology indications, including glioblastoma, metastatic breast cancer with brain metastases, non-small cell lung cancer, castration-resistant prostate cancer and neuroblastoma.

A Phase 1/2 clinical study evaluated TPI 287 in combination with bevacizumab in patients with recurrent glioblastoma. In that study, the combination demonstrated an objective response rate of approximately 54%, including two complete responses, and a disease control rate of approximately 92%. The regimen was generally well tolerated in the study population.

In July 2024, the Company entered into an Exclusive License Agreement with Cortice Biosciences, Inc. pursuant to which the Company obtained exclusive rights to certain intellectual property related to TPI 287 in the United States, Canada, Mexico and Japan.

The Company is currently exploring out-licensing opportunities for TPI 287 to advance its development.

Berubicin

Berubicin is an investigational anthracycline chemotherapy agent originally discovered at The University of Texas M.D. Anderson Cancer Center.

Anthracyclines represent one of the most widely used classes of chemotherapy agents in oncology. Historically, however, anthracyclines have demonstrated limited penetration of the blood-brain barrier, which has restricted their use in treating cancers of the central nervous system.

Preclinical and early clinical studies have suggested that Berubicin may be capable of penetrating the blood-brain barrier and achieving therapeutic concentrations in brain tumors.

Berubicin was previously evaluated in Phase 1 clinical trials conducted by Reata Pharmaceuticals in patients with recurrent malignant gliomas. In that study, 25 patients were evaluable for response and the trial observed one complete response, one partial response and several cases of stable disease, representing a disease control rate of approximately 44%. One patient who achieved a complete response remained disease-free more than 17 years following treatment before passing away from causes unrelated to his GBM diagnosis.

The Company subsequently conducted a randomized Phase 2 superiority clinical trial, known as CNS-201, evaluating Berubicin compared to lomustine in patients with recurrent glioblastoma who had failed first-line therapy. In March 2025, the Company announced topline results from the primary analysis of the trial. While Berubicin demonstrated clinical activity and outcomes that appeared comparable to lomustine across several endpoints, the trial did not meet its primary end point in showing superiority compared to lomustine in overall survival.

The Company’s current plan for the Berubicin program is to complete the trial, close the trial sites and prepare the Clinical Study Report for the CNS-201 trial. As with TPI 287, we are currently exploring out-licensing opportunities that would enable further development of Berubicin.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly evolving competition. We face significant competition from a variety of companies, including major pharmaceutical and biotechnology companies, early stage biotechnology companies, academic research institutions and other public and private research organizations. Many of our competitors have substantially greater financial, technical, manufacturing, marketing, and human resources than we do. Our competitors may succeed in developing products that are safer, more effective, or less costly than any product candidates we may develop, which could render our product candidates non-competitive or obsolete.

Our strategic expansion into neurology brings us into competition with one of the broadest and most active therapeutic areas in the pharmaceutical industry. Neurological disorders including, but not limited to, neurodegenerative diseases such as Alzheimer's disease, Parkinson's disease, and ALS, as well as epilepsy, multiple sclerosis, and neuropathic pain conditions represent large markets with substantial commercial interest. Competitors in neurology include major pharmaceutical companies with dedicated CNS franchises, such as Biogen, UCB, Novartis, AbbVie, and Eisai, as well as a large and growing number of clinical-stage biotechnology companies. The neurology space has experienced a significant resurgence of investment and pipeline activity, driven in part by recent regulatory approvals for novel disease-modifying therapies in Alzheimer's disease and other conditions, which has further increased competition for development resources, clinical investigators, and patient populations in clinical trials.

The broader oncology market is among the most competitive segments in the pharmaceutical industry. Large, well-capitalized companies such as AstraZeneca, Bristol-Myers Squibb, Roche, Merck & Co., Pfizer, Eli Lilly, and Johnson & Johnson, among many others, maintain extensive oncology pipelines with significant clinical, regulatory, and commercial infrastructure. In addition, numerous mid-size and emerging biotechnology companies are actively developing oncology programs across modalities including targeted therapies, immunooncology agents, cell and gene therapies, radiopharmaceuticals, and RNA-based medicines. We expect competition in oncology to intensify as scientific understanding of tumor biology continues to advance and as additional modalities enter clinical development. Our ability to compete will depend on our ability to identify differentiated targets and mechanisms of action, advance product candidates through clinical development efficiently, establish intellectual property positions that provide meaningful market exclusivity, and enter into strategic partnerships or licensing arrangements that augment our resources and expertise.

Our strategy depends on our ability to identify and secure assets that are differentiated. In addition to pharmaceutical and biotechnology companies with established pipelines, we also face competition from companies that also seek to acquire or in-license assets including companies such as Roivant, Ligand Pharmaceuticals, Fortress Biosciences and several other private and public companies. These companies have more established track records of acquiring or in-licensing assets, advancing assets through development and regulatory requirements and commercial capabilities than we do.

Many of our current or future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, obtaining reimbursement for and marketing of approved products than we do. Mergers and acquisitions in the biotechnology, pharmaceutical and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Intellectual Property

Our intellectual property is comprised of patents and know-how related to our legacy assets TPI 287 and Berubicin. Existing TPI 287 patents will expire in 2028. When we licensed TPI 287 from Cortice on July 29, 2024, it had previously been granted Orphan Drug Designation (“ODD”) by the FDA. On June 10, 2020, the FDA granted Orphan Drug Designation for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a New Drug Application (“NDA”) in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. We do not hold or license any patents related to Berubicin and the ODD now constitutes our primary intellectual property protections although the Company is exploring if there are other patents that could be filed related to Berubicin to extend additional protections.

On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. Fast Track Designation is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need.

We are exploring the possibility to file additional patent applications that potentially will allow for further increase of the exclusive market protection for use of TPI 287 and Berubicin. However, we can provide no assurance that we will be able to file or receive additional patent protection. The failure to receive such additional patent protection will reduce the barrier to entry for competition for TPI 287 and Berubicin, which may adversely affect our ability to out-license either of these programs.

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

Expedited Development and Review Programs

The FDA’s Fast Track program is intended to expedite or facilitate the process for reviewing new pharmaceutical products that meet certain criteria. Specifically, new pharmaceutical products are eligible for Fast Track designation if they are intended to treat a serious condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, if the FDA determines that the schedule is acceptable and if the sponsor pays any required user fees upon submission of the first section of the NDA. On July 24, 2021, the Company received Fast Track Designation from the FDA for Berubicin. The Company believes that TPI 287 has the potential to qualify for Fast Track Designation as well. However, at this time, we do not intend to develop Berubicin or TPI 287 further and are instead focused on evaluating opportunities to out-license these programs.

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

On December 28, 2017, the Company entered into a Technology Rights and Development Agreement with HPI. Pursuant to this agreement, the Company obtained a worldwide exclusive license to the chemical compound commonly known as WP744. In exchange for these rights, the Company agreed to pay consideration to HPI as follows: (i) a royalty of 2% of net sales of any product utilizing WP744 for a period of ten years after the first commercial sale of such; and (ii) $100,000 upon beginning Phase II clinical trials (paid in 2021); and (iii) $200,000 upon the approval by the FDA of a New Drug Application for any product utilizing WP744; and (iv) a series of quarterly development payments totaling $750,000 beginning immediately after the Company’s raise of $7,000,000 of investment capital. In addition, the Company issued 1 share of the Company’s common stock valued at $40,500 per share to HPI upon execution of the agreement. On November 13, 2019, the Company closed its IPO, thereby fulfilling all conditions precedent and completing the acquisition of the intellectual property discussed in the HPI agreement. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $50,000 related to this agreement, respectively. Unrelated to this agreement, from time to time, the Company purchases pharmaceutical products from HPI which are necessary for the manufacturing of Berubicin API and drug product. On March 23, 2025, the Company terminated the HPI License.

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

Employees and Human Capital

As of March 31, 2026, we had eight full time employees. Five of our employees are members of our executive team. Our human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants to support our operations as we obtain pipeline assets or the rights to pipeline assets. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Working Capital

As a development-stage biotechnology company, we have not generated any revenue from product sales and do not expect to generate product revenue unless and until we successfully complete development of, obtain regulatory approval for, and commercialize one or more of our drug candidates. We have incurred significant operating losses since inception and expect to continue to incur losses for the foreseeable future as we invest in business development activities to expand our pipeline, advance in-licensed drug candidates through clinical development and seek regulatory approvals. As of December 31, 2025, we had cash of approximately $7,201,000 and we had a working capital of approximately $4,002,000. Currently, we expect our cash on hand to fund operations into the third quarter of 2026. We will need to raise significant additional capital in the future in order to meet our future obligations and execute our business plan. If we are unable to raise sufficient funds, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful and if it is not successful we may need to cease operations entirely.

We have historically funded our operations primarily through the sale of equity securities in public and private offerings. We expect to continue to fund our operations through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements or other sources of capital as may be available to us. Our ability to fund ongoing operations depends on our ability to raise additional capital through one or more of these methods. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all.

Our primary working capital needs relate to business development activities to identify, evaluate and secure funding for research and development activities, including payments to contract research organizations, contract manufacturing organizations and other third-party service providers, as well as general and administrative expenses necessary to operate as a public company.

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

Properties

Our corporate headquarters is located in a leased facility in Houston, Texas. We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

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

Risks Related to the Company’s Business and Industry

Our future success depends on our ability to identify, acquire or license new drug candidates, and we may not be successful in doing so.

A key element of our business strategy is to expand our pipeline by acquiring or licensing rights to additional drug candidates from third parties. The success of this strategy depends on our ability to identify, evaluate and acquire or license suitable drug candidates on commercially reasonable terms. Competition for attractive drug candidates is intense, and many of our competitors have substantially greater financial, technical and human resources than we do, which may limit our ability to identify and acquire promising therapeutic assets.

We may not be able to identify drug candidates that meet our strategic criteria or that we believe have sufficient probability of clinical and commercial success. Even if we identify promising candidates, we may not be able to negotiate acquisition or licensing terms that are acceptable to us, or we may be outbid by competitors with greater resources. Additionally, due diligence evaluations of potential acquisition or licensing targets may not reveal all relevant risks, liabilities or issues, and we may acquire or license drug candidates that ultimately prove to be less valuable or more problematic than anticipated.

If we are unable to successfully identify and acquire or license new drug candidates, our pipeline may remain limited, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Any drug candidates we acquire or license may require significant additional development, and there can be no assurance that such candidates will prove to be safe, effective or commercially viable.

Even if we are successful in acquiring or licensing new drug candidates, such candidates will likely require substantial additional investment and development before they could potentially receive regulatory approval and be commercialized. Drug development is inherently risky and uncertain. Many drug candidates fail to demonstrate adequate safety or efficacy in clinical trials, and there can be no assurance that any drug candidate we acquire or license will be successfully developed, receive regulatory approval or achieve commercial success.

In addition, drug candidates we acquire or license may have unknown liabilities, intellectual property defects or other issues that were not identified during our due diligence evaluation. We may also face challenges integrating newly acquired or licensed assets into our organization and development programs. Any of these factors could result in significant delays, increased costs or failure of our development programs, which could materially and adversely affect our business, financial condition and results of operations.

We may not have access to sufficient capital to pursue acquisition or licensing opportunities, which could limit our ability to expand our pipeline.

Acquiring or licensing drug candidates often requires significant upfront payments, milestone payments, royalty obligations and ongoing development costs. As a clinical-stage company with limited financial resources, we may not have access to sufficient capital to pursue attractive acquisition or licensing opportunities when they arise. Our ability to raise additional capital may be limited by market conditions, investor sentiment, our financial performance and other factors beyond our control.

If we are unable to raise sufficient capital on acceptable terms, we may be forced to forgo attractive acquisition or licensing opportunities, reduce the scope of our business development activities or delay or discontinue development of drug candidates we have already acquired. Any of these outcomes could limit our ability to expand our pipeline and materially harm our business and prospects.

We will require substantial funding to execute our new corporate strategy, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have primarily used the proceeds from our previous financings to, among other uses, advance Berubicin through clinical development. In addition, we used proceeds from our previous financings to obtain the rights to TPI 287. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive.

Under our new corporate strategy, we will seek to obtain rights to new investigational product candidates, which could include upfront cash payments, milestone payments, royalties, issuing shares of our stock, assuming liabilities or a combination of any of these considerations. It is possible that any of these considerations may be greater than our currently available resources and require that we undertake additional financings or issue additional equity or debt securities. We are also evaluating TPI 287 and Berubicin as we explore the potential out-licensing of these programs but there can be no assurances that we will be able to successfully complete an out-licensing transaction. Potential licensors may require additional preclinical or clinical data, CMC data, intellectual property or other considerations before undertaking a transaction. We may determine that the generation of additional preclinical or clinical data, CMC data or new intellectual property is not feasible or cost prohibitive relative to potential financial considerations we could potentially receive and we may instead elect to sunset TPI 287, Berubicin or both programs.

We will continue to require substantial additional capital to execute in-licensing to expand our pipeline, clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our products under development.

We estimate that we have sufficient capital to fund operations into the third quarter of 2026. We have no commitments for such additional needed financing and will likely be required to raise such financing through the sale of additional equity or debt securities.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the cost to obtain the rights to new assets;

•	whether any clinical trials will be completed on a timely basis;

•	the progress, costs, results of and timing of preclinical studies or clinical trials for new assets;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	market acceptance of our product candidates;

•	our ability to out-license TPI 287 or Berubicin;

•	the costs of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•	our ability to maintain, expand and enforce the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing drug candidates and new product approvals;

•	our need to implement additional internal systems and infrastructure, including quality, financial and reporting systems; and

•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

If we are unable to obtain funding on a timely basis, we may not be able to execute on our in-licensing focused strategy. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

Our auditors have indicated in their report on our financial statements for the fiscal year ended December 31, 2025 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and we may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

We have never been profitable, we have no products approved for commercial sale, and we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability. Therefore, we may not be able to continue as a going concern.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. Our ability to continue as a going concern is dependent upon our generating cash flow from sales that are sufficient to fund operations or finding adequate financing to support our operations. To date, we have had no revenues and have relied on equity-based financing from the sale of securities in public and private placements. The continuation of the Company as a going concern is dependent upon our ability to obtain necessary equity or debt financing to continue operations and the attainment of profitable operations. As of December 31, 2025 the Company has incurred an accumulated deficit of $100,275,268 since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of December 31, 2025, combined with capital raised subsequent to December 31, 2025, is sufficient to fund its planned operations within one year after the date that the financial statements are issued.

To date, we have devoted most of our financial resources to corporate overhead, preparing for and conducting the clinical trial and marketing of our securities. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we in-license and initiate development of and seek regulatory approvals for new assets or programs, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If any of our future drug candidates fail in clinical trials or do not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are a clinical pharmaceutical company with limited operating history. Our operations to date have been limited to acquiring our technology portfolio, preparing for and conducting our clinical trials. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our operating results are expected to significantly fluctuate from quarter to quarter or year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays or inability to identify, evaluate, negotiate or obtain rights to new assets;

•	any delays or inability to conduct preclinical studies;

•	delays in the commencement, enrollment and timing of clinical trials;

•	difficulties in identifying patients suffering from our target indications;

•	the success of our clinical trials through all phases of clinical development;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain additional funding to develop drug candidates;

•	competition from existing products or new products that continue to emerge;

•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations (CROs);

•	our ability to establish or maintain collaborations, licensing, or other arrangements;

•	our ability to defend against any challenges to our intellectual property including, claims of patent infringement;

•	our ability to enforce our intellectual property rights against potential competitors;

•	our ability to secure additional intellectual property protection for our developing drug candidates and associated technologies;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	potential product liability claims.

These factors are our best estimates of possible factors but cannot be considered a complete recitation of possible factors that could affect the Company. Accordingly, the results of any historical quarterly or annual periods should not be relied upon as indications of future operating performance.

We cannot be certain that any of our future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market or commercialize them.

Our business strategy depends on identifying and in licensing the rights to new assets focused on neurology and oncology. There can be no assurances that we will be successful in executing on our strategy, which could have a material adverse impact on our business. Even if we are successful in securing rights to new assets, the development pathway to approval may be long, have uncertainty, and require more resources than we are able to obtain. Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of any future product candidates.

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

If we are unable to obtain approval from the FDA, or other regulatory agencies, for our product candidates, or if, subsequent to approval, we are unable to successfully commercialize our product candidates or secure commercialization partners, we will not be able to generate sufficient revenue to become profitable or to continue our operations, likely resulting in the total loss of principal for our investors.

Any statements in this filing indicating that our legacy assets TPI 287 and Berubicin have demonstrated preliminary evidence of efficacy are our own and are not based on the FDA’s or any other comparable governmental agency’s assessment of TPI 287 and Berubicin and do not indicate that TPI 287 and Berubicin will achieve favorable efficacy results in any later stage trials or that the FDA or any comparable agency will ultimately determine that TPI 287 and Berubicin is effective for purposes of granting marketing approval. Based on our intention to explore out-licensing TPI 287 and Berubicin, we may have limited or no ability to determine the future development or regulatory activity for these programs.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

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

If a future product candidate is found to be unsafe or ineffective, we will not be able to obtain regulatory approval for it and our business would be materially and possibly irreparably harmed.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we or any of our potential future collaborators may conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market any products. If we are unable to bring any of our future product candidates to market, or to acquire other products that are on the market or can be developed, our ability to create long-term stockholder value will be limited.

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

Unforeseen side effects from any of our product candidates could arise either during clinical development or after an approved product has been marketed. The range and potential severity of possible side effects from therapies for neurologic or cancer indications can be significant. If any of our product candidates causes undesirable or unacceptable side effects in the future, this could interrupt, delay or halt clinical trials and result in the failure to obtain or suspension or termination of marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities only with restrictive label warnings.

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

We do not have any manufacturing capabilities and we do not intend to manufacture the pharmaceutical products that we plan to sell. We utilize contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product for our pre-clinical development and clinical trials that we will need to conduct prior to seeking regulatory approval. However, we currently do not have agreements for supplies for any product candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize any product, even if they are approved. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We will be completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and the FDA’s current good manufacturing practice standards, or GMP, and other requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates, including:

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

We have no sales, marketing, or distribution experience. To develop sales, distribution, and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that our product candidates will be approved by the FDA. For product candidates where we decide to perform sales, marketing, and distribution functions ourselves or through third parties, we could face a number of additional risks, including that we or our third-party sales collaborators may not be able to build and maintain an effective marketing or sales force. If we use third parties to market and sell our products, we may have limited or no control over their sales, marketing and distribution activities on which our future revenues may depend.

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

Our licensed U.S. patents for Berubicin have expired and our licensed U.S. patents for TPI 287 will expire before commercialization is reasonably possible, and the expiration of our patents may subject us to increased competition, and the Orphan Drug Designations for TPI 287 and Berubicin will not bar approval of other similar products under certain circumstances.

The current U.S. and foreign patents for TPI 287 will all expire in 2028 well before commercialization is reasonably possible. TPI 287 held Orphan Drug Designation when we licensed it from Cortice and on June 10, 2020, the FDA granted Orphan Drug Designation for Berubicin for the treatment of malignant gliomas. ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of an NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The ODD now constitutes our primary intellectual property protections although we are exploring if there are other patents that could be filed related to Berubicin to extend additional protections. The ODD similarly strengthens our TPI 287 patent protections and would become our primary protection upon expiration of those patents, however, we are also exploring new patent opportunities related to TPI 287 and Berubicin. Nevertheless, we can provide no assurance that we will be able to file or receive additional patent protection. The failure to obtain additional patent protection will reduce the barrier to entry for competition for TPI 287 or Berubicin, which may adversely affect our operations.

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

As of March 31, 2026, we have eight full-time employees. As we secure rights to and advance product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

We are dependent on our executive leadership team: Rami Levin, Eric Faulkner, Lynne Kelley, Steve O’Loughlin and Dylan Wenke in order to conduct our operations and execute our business plan, however, we have not purchased any insurance policies with respect to those individuals in the event of their death or disability. Therefore, if any of our current executives die or become disabled, we will not receive any compensation to assist with such person’s absence. The loss of such person could negatively affect us and our operations.

There may be limited suppliers for active pharmaceutical ingredients (“API”) used in our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates, or in the supply chain between the manufacturer and CNS, may delay our clinical trials or subject us to liability.

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

We regularly maintain cash balances at third-party financial institutions. Our cash investment strategy is intended to preserve capital and minimize cash balances that exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limit. However, our cash balances may exceed the FDIC insurance limit from time to time. Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the FDIC, took control and was appointed receiver of Silicon Valley Bank (to which the Company had no exposure). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Risks Related to Our Common Stock

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act has caused and may cause in the future our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2025, identified a material weakness in our internal controls due to the lack of sufficient personnel to allow for segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. While management is working to remediate the material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Management performed an annual assessment as of December 31, 2025 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective as of December 31, 2025, due to material weaknesses in our internal controls due to the lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. For as long as we remain a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we have and intend to consider to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not a smaller reporting company including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer a smaller reporting company. To mitigate the lack of segregation of duties material weaknesses, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. To mitigate the lack of formal documentation of the control environment, we have key team members review the critical reports and reconciliations as well as reporting documents. To mitigate the limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in the study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, we have senior leaders of our finance and research teams review period end estimates. However, notwithstanding our mitigation efforts, there is no assurance we will not encounter accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

During 2024, we experienced compliance deficiencies with respect to the requirement to maintain a closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) pursuant to Nasdaq Listing Rule 5550(a)(2), and the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Listing Rule 5550(b) (the “Equity Requirement”). We have since remedied these deficiencies and, as of the date of this filing, we are in compliance with all applicable Nasdaq listing requirements.

Although we are currently in compliance with all applicable Nasdaq listing requirements, there can be no assurance that we will continue to meet such requirements in the future, and we could be subject to delisting at a future time. Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

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

Risk Management and Strategy

We have implemented additional security measures as part of an evolving cybersecurity posture and will continue to devote resources to address security vulnerabilities in an effort to prevent cyberattacks and mitigate the damage that could result from such an attack. All employees have recently begun receiving cybersecurity training and other education regarding their use of computers, information technology, and sensitive data including specifically how to recognize common attack strategies. As the Company does not have a physical office location, it does not have a local network or in-house servers and proprietary applications. We therefore utilize third parties applications and resources to support our information technology (“IT”) needs. All applications utilized by the Company are Software as a Service (“SaaS”) offerings. As our applications are developed and managed by third parties, we are dependent on these providers for many functions including disaster recovery during a disaster or cyber incident. Our goal is to only utilize the most secure and trusted providers for our IT needs. Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers.

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

Holders of Common Equity

As of March 28, 2026, we had approximately 5 stockholders of record of our common stock holding shares directly with the transfer agent. This does not include beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously disclosed on Form 8-K, there were no sales of unregistered securities during the fourth quarter ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2025.

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

Overview

We are a biotechnology company organized as a Nevada corporation in July 2017. We are focused on building a high-value pipeline for neurology and oncology indications that have the potential to be best-in-class. We are leveraging our executive team’s experiences in these therapeutic areas to execute our new corporate strategy, which also includes pivoting from a singular focus on glioblastoma multiforme and exploring out-licensing opportunities for our legacy assets TPI 287 and Berubicin for which we have intellectual property rights under license agreement with Cortice and own pursuant to a collaboration and asset purchase agreement with Reata.

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 (rounded to the nearest thousand)

General and Administrative Expense

General and administrative expense was approximately $6,215,000 for the year ended December 31, 2025 compared to approximately $5,612,000 for 2024. The increase in general and administrative expense was mainly attributable to an increase of approximately $34,000 in professional expenses, $913,000 in employee compensation, $142,000 in travel expenses, $48,000 in insurance expenses and other general and administrative expenses of $44,000. These changes were offset by decrease of approximately $575,000 in stock-based compensation and $3,000 in board of director compensation.

Research and Development Expense

Research and development expense was approximately $9,772,000 for the year ended December 31, 2025 compared to approximately $9,290,000 for 2024. The change in research and development expense during the period is primarily attributable to increase in expenditures preparing for a TPI 287 trial including drug manufacturing as well as other expenses offset by decline in trial costs for the Berubicin trial.

Other Income (Expense)

Interest income was approximately $154,000 and $60,000 for the years ended December 31, 2025 and 2024, respectively. Interest and other expenses were approximately $18,000 and $16,000 for the years ended December 31, 2025 and 2024, respectively.

Net Loss

The net loss for the year ended December 31, 2025 was approximately $15,851,000 compared to approximately $14,858,000 for 2024. The change in net loss is primarily attributable to increased research and development costs.

Liquidity and Capital Resources

On December 31, 2025, we had cash of approximately $7,201,000 and we had a working capital of approximately $4,002,000. We have historically funded our operations from proceeds from debt and equity sales.

On July 26, 2024 we entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, we are permitted to sell from time to time through AGP, as sales agent or principal, shares of our common stock. During the year ended December 31, 2025, we sold 185,521 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9.5 million. As of December 31, 2025, the Company has sold 268,169 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $23.2 million.

On May 13, 2025 we entered into a placement agency agreement with AGP for the public offering of (i) 27,084 shares of our common stock, (ii) pre-funded warrants to purchase 302,295 shares of common stock (the “Pre-Funded Warrants”); and (iii) Series F Warrants to purchase up to an aggregate of 329,381 shares of common stock (the “Common Warrants”). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of common stock and one accompanying Common Warrant was $15.18 and the combined purchase price of one Pre-Funded Warrant and one accompanying Common Warrant was $15.17.

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

We estimate that we have sufficient capital to take us into the third quarter of 2026. Our strategy is focused on identifying and securing the rights to development stage assets focused on neurology and oncology indications and advancing any assets we obtain the rights to. The timing, cost and ultimate success of which are all difficult to predict and as such the foregoing estimate may prove to be inaccurate. The cost of advancing any drug candidate will require significant additional capital. We have no commitments for such additional needed financing and will likely be required to raise additional capital through the sale of additional equity or debt securities.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $13,811,000 and $17,113,000 for the years ended December 31, 2025 and 2024, respectively, and mainly included payments made for clinical trial costs, drug manufacturing and development, officer compensation, insurance, marketing, professional fees to our consultants, attorneys and accountants and stock-based compensation.

Cash used in investing activities

Net cash used in investing activities was approximately $18,000 and $4,000 for the years ended December 31, 2025 and 2024 and included payments for furniture and equipment.

Cash provided by financing activities

Net cash provided by financing activities was approximately $14,569,000 and $23,030,000 for the years ended December 31, 2025 and 2024, respectively. We received net proceeds of approximately $14,046,000 from the issuance of common stock during the year ended December 31, 2025.

Off-balance Sheet Arrangements

As of December 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. As of December 31, 2025, there were no critical audit estimates.

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

CNS Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CNS Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CNS Pharmaceuticals, Inc.( the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2019.

Houston, Texas

March 31, 2026

CNS Pharmaceuticals, Inc.

Balance Sheets

	December 31, 2025	December 31, 2024

Assets
Current Assets:
Cash and cash equivalents	$7,201,014	$6,461,378
Deferred offering costs	45,486	20,637
Subscription receivable	–	882,539
Prepaid expenses and other current assets	856,301	1,293,954
Total current assets	8,102,801	8,658,508

Noncurrent Assets:
Prepaid expenses, net of current portion	502,962	36,430
Property and equipment, net	17,703	6,005
Total noncurrent assets	520,665	42,435

Total Assets	$8,623,466	$8,700,943

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$3,772,339	$2,198,260
Notes payable	328,571	326,072
Total current liabilities	4,100,910	2,524,332

Total Liabilities	4,100,910	2,524,332

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 300,000,000 shares authorized and 632,516 and 117,796 shares issued and outstanding, respectively	633	118
Additional paid-in capital	104,797,191	90,601,197
Accumulated deficit	(100,275,268)	(84,424,704)
Total Stockholders' Equity (Deficit)	4,522,556	6,176,611

Total Liabilities and Stockholders' Equity (Deficit)	$8,623,466	$8,700,943

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

	Year ended	Year ended
	December 31, 2025	December 31, 2024

Operating expenses:
General and administrative	$6,214,619	$5,611,800
Research and development	9,771,940	9,290,143

Total operating expenses	15,986,559	14,901,943

Loss from operations	(15,986,559)	(14,901,943)

Other income (expenses):
Other expense	(2,560)	–
Interest income	153,785	60,262
Interest expense	(15,230)	(16,120)

Total other income (expense)	135,995	44,142

Net loss	$(15,850,564)	$(14,857,801)

Loss per share - basic	$(35.75)	$(466.89)
Loss per share - diluted	$(35.75)	$(466.89)

Weighted average shares outstanding - basic	443,369	31,823
Weighted average shares outstanding - diluted	443,369	31,823

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity (Deficit)

For the years ended December 31, 2025 and 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2023	207	$2	$65,134,786	$(69,566,903)	$(4,432,115)

Common stock issued for cash and warrants, net	92,769	92	24,009,850	–	24,009,942

Exercise of warrants, net	23,668	23	21,302	–	21,325

Stock-based compensation	–	–	838,957	–	838,957

Shares issued for license agreement	956	1	596,302	–	596,303

Stock issued for stock split rounding	196	–	–	–	–

Net loss	–	–	–	(14,857,801)	(14,857,801)

Balance December 31, 2024	117,796	118	90,601,197	(84,424,704)	6,176,611

Common stock issued for cash and warrants, net	212,599	213	14,006,984	–	14,007,197

Exercise of warrants, net	302,295	302	3,325	–	3,627

Stock repurchase during stock split rounding	(174)	–	(2,043)	–	(2,043)

Stock-based compensation	–	–	187,728	–	187,728

Net loss	–	–	–	(15,850,564)	(15,850,564)

Balance December 31, 2025	632,516	$633	$104,797,191	$(100,275,268)	$4,522,556

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

	Years Ended	Years Ended
	December 31, 2025	December 31, 2024

Cash Flows from Operating Activities:
Net loss	$(15,850,564)	$(14,857,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	187,728	838,957
Depreciation	3,918	3,306
Common stock issued for license agreement	–	596,303
Loss (gain) on disposal of fixed assets	2,559	(190)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	302,799	(59,972)
Accounts payable and accrued expenses	1,542,453	(3,633,902)
Net cash used in operating activities	(13,811,107)	(17,113,299)

Cash Flows from Investing Activities:
Purchase of property and equipment	(18,175)	(4,188)
Net cash used in investing activities	(18,175)	(4,188)

Cash Flows from Financing Activities:
Payments of deferred offering costs	(64,082)	(66,750)
Payments on notes payable	(297,553)	(300,806)
Stock repurchased during stock split rounding	(2,043)	–
Proceeds from subscription receivable	882,539	–
Proceeds from exercise of warrants	3,627	21,325
Proceeds from sale of common stock	14,046,430	23,376,375
Net cash provided by financing activities	14,568,918	23,030,144

Net change in cash and cash equivalents	739,636	5,912,657

Cash and cash equivalents, at beginning of period	6,461,378	548,721

Cash and cash equivalents, at end of period	$7,201,014	$6,461,378

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,267	$13,599
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Prepaid expense financed with note payable	$360,197	$326,072
Reclassification of deferred offering costs to equity	$39,233	$248,972
Common stock issued for subscription receivable	$–	$882,539
Stock issued for stock split rounding	$–	$2

See accompanying notes to the financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (“we”, “our”, the “Company”) is a biotechnology company organized as a Nevada corporation in July 2017. We are focused on building a high-value pipeline for neurology and oncology indications that have the potential to be best-in-class. We are leveraging our executive team’s experiences in these therapeutic areas to execute our new corporate strategy, which also includes pivoting from a singular focus on glioblastoma multiforme and exploring out-licensing opportunities for our legacy assets TPI 287 and Berubicin for which we have intellectual property rights under license agreement with Cortice and own pursuant to a collaboration and asset purchase agreement with Reata.

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

On November 20, 2025, following approval by shareholders, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of the Company’s authorized shares of common stock from 25,000,000 shares to 300,000,000 shares and to increase the total number of authorized shares of preferred stock from 416,667 shares to 5,000,000 shares.

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

Liquidity and Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain equity financings to continue operations. The Company has a history of and expects to continue to report negative cash flows from operations and a net loss. For the year ended December 31, 2025, we recorded a net loss of approximately $15.9 million and used cash in operations for approximately $13.8 million. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at December 31, 2025 was $6,445,843. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Stock-based Compensation - Under ASC 718, employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Restricted Stock Units (“RSUs”) - Our RSUs vest over two or four years from the date of grant. The fair value of RSUs is the market price of our common stock at the date of grant.

Performance Units (“PUs”) - The PUs vest based on our performance against predefined share price targets and the achievement of Positive Interim, Clinical Data as defined by the Board.

Warrants -  The Company evaluates all freestanding and embedded warrants to determine whether they meet the criteria for equity classification under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, or if they must be classified as liabilities under ASC 480 or ASC 815-10. The Company evaluated the warrants and concluded they are indexed to the Company's common stock and meet the equity classification criteria under ASC 815-40, as they are settleable in shares, and the Company has sufficient shares authorized. The warrants were recorded at fair value upon issuance within stockholders' equity

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2025, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 333,931 common shares, unvested restricted stock units of 17 common shares, unvested performance units of 4 and options for 19,852 common shares, respectively. As of December 31, 2024, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 5,032 common shares, unvested restricted stock units of 18 common shares, unvested performance units of 5 and options for 70 common shares, respectively.

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

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. We adopted ASU No. 2023-09 during the year ended December 31, 2025, with no material impact to the Company’s financial statements or results of operations.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires specified information about certain costs and expenses be disclosed in the notes to the financial statements, including the expense caption on the face of the income statement in which they are disclosed, in addition to a qualitative description of remaining amounts not separately disaggregated. Entities will also be required to disclose their definition of “selling expenses” and the total amount in each annual period. The standard is effective for the Company for annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with updates applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.

Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides updates related to CECL guidance for certain short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance on its disclosures.

Note 3 – Note Payable

On November 8, 2025, the Company entered into a short-term note payable for an aggregate of $360,197, bearing interest at 8.24% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2026. As of December 31, 2025, the Company’s note payable balance was $328,571.

On November 28, 2024, the Company entered into a short-term note payable for an aggregate of $326,072, bearing interest at 9.24% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2025. As of December 31, 2025 and 2024, the Company’s note payable balance was $0 and $326,072, respectively.

Note 4 – Equity

The Company has authorized 300,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors.

Common Stock

2025

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock, par value $0.001 per share with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). On March 20, 2025, the Company increased the aggregate sales price of common shares that may be sold under the AGP ATM Sales Agreement to $43.5 million (which amount includes $6.4 million remaining from the $30.2 million set forth above). On September 19, 2025, the Company decreased the sales price of common shares that may be sold under the AGP ATM Sales Agreement to $1.76 million, which amount does not include any shares of common stock sold prior to such date. During the year ended December 31, 2025, the Company sold 185,521 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9.5 million. As of December 31, 2025, the Company has sold 268,169 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $23.2 million.

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

2024

On January 29, 2024, the Company entered into a placement agency agreement with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim” and collectively with AGP, the “Placement Agents”) (the “Placement Agreement”) for the public offering by the Company of (i) 74 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (ii) pre-funded warrants to purchase 371 shares of Common Stock (the “Pre-Funded Warrants”); (iii) Series A Warrants to purchase up to an aggregate of 445 shares of Common Stock (the “Series A Warrants”); and (iv) Series B Warrants to purchase up to an aggregate of 445 shares of Common Stock (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants)). The Common Warrants and Pre-Funded Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of Common Stock and accompanying Common Warrants was $9,000.00 and the combined purchase price of one Pre-Funded Warrant and accompanying Common Warrants was $8,970.00. In connection with the offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors that participated in the offering. As of December 31, 2024, 371 of the Pre-Funded Warrants have been exercised. The closing of the sales of these securities occurred on February 1, 2024. The net proceeds to the Company from the offering were $3,331,000, after deducting the placement agents’ fees and other offering expenses.

On June 14, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 560 shares of the Company’s common stock and pre-funded warrants to purchase 50 shares of common stock in lieu thereof (the “June 14 Pre-Funded Warrants”) in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 610 shares of common stock (the “June 14 Common Warrants”). The combined purchase price of one share of common stock (or pre-funded warrant in lieu thereof) and accompanying June 14 Common Warrant was $2,250.00. The closing of this offering and private placement occurred on June 17, 2024.

Subject to certain ownership limitations, each of the June 14 Common Warrants is immediately exercisable, has an exercise price of $2,172.00 per share, and expire five years from the date of issuance. Each June 14 Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.60 (as adjusted from time to time in accordance with the terms thereof). The gross proceeds to the Company from the offering was approximately $1.37 million, resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,203,267.

On June 26, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 947 shares of the Company’s common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 947 shares of common stock (the “June 26 Common Warrants”). The combined purchase price of one share of common stock and accompanying June 26 Common Warrant was $1,470.00. The closing of the offering and private placement occurred on June 27, 2024 (the “Closing Date”).

Subject to certain ownership limitations, each of the June 26 Common Warrants is immediately exercisable, has an exercise price of $1,392.00 per share, and expire five years from the date of issuance. The June 26 Common Warrants may only be exercised on a cashless basis if there is no registration statement registering, or a prospectus contained therein in not available for, the resale of the shares of common stock underlying the June 26 Common Warrants. The gross proceeds to the Company from the offering were approximately $1.39 million resulting in net proceeds, after payment of commissions and expenses, received by the Company of $1,221,146.

On July 3, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 2,375 shares of the Company’s common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 2,375 shares of common stock (the “July 3 Common Warrants”). The combined purchase price of one share of common stock and accompanying July 3 Common Warrant is $834. The closing of this offering and private placement occurred on July 5, 2024.

Subject to certain ownership limitations, each of the July 3 Common Warrants is immediately exercisable, has an exercise price of $756.00 per share, and expire five years from the date of issuance. The gross proceeds to the Company from the offering were approximately $1.98 million, before deducting the financial advisor fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Warrants. After payment of commissions and expenses, the proceeds received by the Company was $1,787,000.

Pursuant to the terms of the AGP ATM Sales Agreement entered into on July 26, 2024, during the year ended December 31, 2024, the Company has sold 82,648 Shares pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $13.7 million. $882,539 of the net proceeds was deposited on January 10, 2025. As of December 31, 2024, the Company recorded a subscription receivable for $882,539.

On October 23, 2024, the Company entered into securities purchase agreements with institutional investors for the sale by the Company of 6,167 shares of the Company’s common stock in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 23,246 shares of common stock (the “July 3 Common Warrants”). The per share purchase price of each share of common stock was $102.00 per share and the purchase price for each Pre-Funded Warrant was $101.40 per Pre-Funded Warrant. The closing of this offering and private placement occurred on October 23, 2024.

Subject to certain ownership limitations, each of the October 23 Common Warrants is immediately exercisable, has an exercise price of $0.60 per share, and expire five years from the date of issuance. The gross proceeds to the Company from the offering were approximately $3 million, before deducting the financial advisor fees and other estimated offering expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Common Warrants. After payment of commissions and expenses, the proceeds received by the Company was $2,725,907.

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

Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 956 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 73 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint a pivotal trial for a licensed product – either $15.0 million or 686 shares of Company common stock; (ii) FDA acceptance of an New Drug Application for a licensed product – either $30.0 million or 1,371 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 2,056 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 343 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. As of December 31, 2024 and 2025, there were no accruals related to the milestone payments and the Company issued 956 Shares with a fair value of $596,303 pursuant to the Cortice Agreement.

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan allows for the Board of Directors to grant various forms of incentive awards for up to three shares of common stock.

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

On November 17, 2025, the Company held its scheduled 2025 Annual Meeting of Stockholders at which the Company’s stockholders approved amendments to the Company's 2020 Equity Plan including an increase in the number of shares of common stock, par value $0.001 per share, authorized for issuance under the 2020 Plan by 114,916 shares. As amended, the number of shares of the common stock that may be issued under the 2020 Plan is 115,061 shares (this includes the 114,916 share increase).

49

2025

On March 11, 2025, the Board of Directors approved grants of 21,965 options to officers and employees. The options have a ten-year term at an exercise price of $30.00. The options were approved by the Company’s stockholders at the Company’s annual meeting held on November 17, 2025. The options vest as follows: (i) 50% on the six month anniversary of the issuance date; (ii) 25% on the 12-month anniversary of the issuance date; and (iii) 25% on the 18-month anniversary of the issuance date. The total fair value of these option grants at issuance was $123,614.

On November 17, 2025, the Company held its scheduled 2025 Annual Meeting of Stockholders at which the Company’s stockholders approved grants of 7,585 options to board members. The options have a ten-year term at an exercise price of $12.12. The options vest in four quarterly installments over a one-year period commencing on the stockholder approval date. The total fair value of these option grants at issuance was $44,786.

2024

On January 19, 2024, the Board of Directors of the Company approved the issuance of 1 option to Ms. Mahery as compensation for her appointment to our Board of Directors. The options have a ten-year term at an exercise price of $7,590.00 and vest in 36 equal monthly installments succeeding the issuance date. The total fair value of these option grants at issuance was $2,728.

On April 7, 2024, the Board of Directors approved grants of 13 options to officers, employees, and board of directors. The options have a ten-year term at an exercise price of $7,758.00. Of the 13 options issued, five options vest on the first anniversary or at the time of the 2025 shareholder meeting, whichever occurs first and 8 options vest in 36 equal monthly installments over 3 years. The total fair value of these option grants at issuance was $58,335.

The following table summarizes the stock option activity for the years ended December 31, 2025 and 2024:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	56	$963,766.07
Granted	14	7,746.00
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, December 31, 2024	70	772,562.06
Granted	29,550	25.41
Exercised	–	–
Forfeited	(9,768)	49.13
Expired	–	–
Outstanding, December 31, 2025	19,852	$2,737.78
Exercisable, December 31, 2025	58	$950,635.66

The aggregate fair value of the options measured during the years ended December 31, 2025 and 2024 were calculated using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Fair value of common stock on measurement date	$6.70 per share	$7,590.00 to $7,758.00 per share
Risk free interest rate (1)	3.60%	3.80% to 4.39%
Volatility (2)	139.1% to 141.2%	102.25% to 118.36%
Dividend yield (3)	0%	0%
Expected term (in years)	5.5 – 6	5.5 – 6.3

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

As of December 31, 2025, the outstanding stock options have a weighted average remaining term of 9.87 years and the aggregate intrinsic value of options vested and outstanding was $0. As of December 31, 2025, there were no awards remaining to be issued under the 2017 Plan and 85,429 awards remaining to be issued under the 2020 Plan.

During the years ended December 31, 2025 and 2024, the Company recognized $133,142 and $684,181 of stock-based compensation, related to outstanding options, respectively. At December 31, 2025, the Company had $86,875 of unrecognized expenses related to outstanding options.

Stock Warrants

The following table summarizes the stock warrant activity for the years ended December 31, 2025 and 2024:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	1	$402,626.95
Granted	28,527	446.27
Exercised	(23,251)	0.60
Forfeited	–	–
Expired	(245)	2,137,500.00
Outstanding, December 31, 2024	5,032	15,781.20
Granted	631,676	7.14
Exercised	(302,295)	0.01
Forfeited	–	–
Expired	(482)	111,230.29
Outstanding, December 31, 2025	333,931	$90.75

During the year ended December 31, 2025, the Company received $3,627 in net cash proceeds from the exercise of 302,295 warrants issued at an exercise price of $0.01.

As of December 31, 2025, the remaining weighted average term for the outstanding stock warrant is 4.36 years.

During the year ended December 31, 2024, the Company received $21,325 in net cash proceeds from the exercise of 371 warrants issued at an exercise price of $30, 2 warrants issued at an exercise price of $9,000 and 23,329 warrants issued at an exercise price of $0.60.

Restricted Stock Units

On April 7, 2024, the Board of Directors approved grants of 9 RSUs to officers, employees, and board of directors. Of the 9 RSUs issued, three RSUs vest on the first anniversary or at the time of the 2025 shareholder meeting, whichever occurs first and six RSUs vest in 8 equal quarterly installments over 2 years. The Company valued the RSUs based on the stock price at grant which total $58,335.

During the years ended December 31, 2025 and 2024, the Company recognized $54,586 and $54,414 of stock-based compensation, related to outstanding RSUs, respectively. At December 31, 2025, the Company had $6,975 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the years ended December 31, 2025 and 2024:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2023	5	$300,600.00
Granted	13	7,779.00
Vested	–	–
Forfeited	–	–
Non-vested, December 31, 2024	18	89,118.17
Granted	–	–
Vested	–	–
Forfeited	(1)	7,779.00
Non-vested, December 31, 2025	17	$93,902.82

Performance Units

During the years ended December 31, 2025 and 2024, the Company recognized $0 and $100,362 related to outstanding stock PUs, respectively. At December 31, 2025, the Company had $0 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the years ended December 31, 2025 and 2024:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2023	16	$174,375.00
Granted	–	–
Vested	(5)	300,600.00
Forfeited	(6)	117,000.00
Non-vested, December 31, 2024	5	117,000.00
Granted	–	–
Vested	–	–
Forfeited	(1)	117,000.00
Non-vested, December 31, 2025	4	$117,000.00

Note 5 – Commitments and Contingencies

Executive Employment Agreements

On September 1, 2017, the Company entered into an employment agreement with Mr. John Climaco pursuant to which Mr. Climaco agreed to serve as Chief Executive Officer and Director of the Company commencing on such date for an initial term of three years. On September 1, 2020, the Company entered into an amendment to the employment agreement with Mr. Climaco. The amendment extended the term of employment under the employment agreement, which was originally for a three-year period, for additional twelve-month periods, unless and until either the Company or Mr. Climaco provides written notice to the other party not less than sixty days before such anniversary date that such party is electing not to extend the term.

On December 16, 2025, John Climaco resigned from his positions as chief executive officer of the Company and as a member of the Company’s Board of Directors. The Company and Mr. Climaco entered into a Separation and Severance Agreement dated as of December 16, 2025 (the “Separation Agreement”), which memorializes the terms of his resignation and separation from service with the Company. Pursuant to the Separation Agreement, subject to Mr. Climaco’s timely execution, non-revocation, and compliance with the agreement’s terms, the Company will provide severance benefits, including (i) severance equal to twelve months of Mr. Climaco’s current annualized base salary, paid in twelve equal monthly installments, and payment of his base salary through December 31, 2025; (ii) payment of Mr. Climaco’s 2025 cash bonus in the total amount of $319,000, paid in twelve equal monthly installments; and (iii) payment by the Company of the employer portion of premiums for Mr. Climaco’s continued group medical coverage under COBRA for twelve months following the Separation Date.

On December 16, 2025, the Company entered into an employment agreement with Mr. Rami Levin pursuant to which Mr. Levin agreed to serve as Chief Executive Officer and President of the Company commencing on such date. Pursuant to the employment agreement, the compensation committee of the board of directors reviews the base salary payable to Mr. Levin annually during the term of the agreement. Commencing on January 1, 2026, the compensation committee of the board of directors set Mr. Levin’s 2026 annual base salary to $580,000. For each full fiscal year during the term, the Executive will be entitled to receive an annual bonus, within ninety days of the completion of such year. On January 1, 2026, the Executive was awarded a grant of restricted stock units (the “RSU Grant”) equal to 19,000 shares of the Company’s common stock. The RSU Grant shall vest as follows: (i) 25% on the six-month anniversary of the Effective Date; (ii) 25% on the twelve-month anniversary of the Effective Date; and (iii) the remaining 50% in twelve (12) quarterly installments, provided Executive remains continuously employed by Company through each such vesting date. If Executive’s employment is terminated, by the Company without cause or by Executive for Good Reason, Executive shall be entitled to receive: (i) Executive’s target annual bonus for the period of time between the end of the last fiscal year and the termination date; (ii) accelerated vesting of all unvested equity previously granted to Executive; and (ii) a severance payment equal to twelve months of Executive’s Base Salary in effect at the time of termination plus Executive’s target annual bonus.

In March 2025, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $631,243 to the officers of the Company.

Scientific Advisory Board

On July 15, 2021, our Board approved the following compensation policy for the Scientific Advisory Board members, which consisted at the time of Dr. Waldemar Priebe, our founder, and Dr. Sigmond Hsu. Under this compensation policy, each scientific advisory board member was to receive annual cash compensation of $68,600. As of August 25, 2022, Dr. Waldemar Priebe was no longer a member of the Scientific Advisory Board. On March 14, 2024, the Board of Directors terminated the cash compensation program for the Scientific Advisory Board. As of March 14, 2024, Dr. Hsu was no longer a member of the Scientific Advisory Board. As of December 31, 2025, the Company has accrued $177,309 related to Dr. Hsu’s Scientific Advisory Board compensation.

Cortice Biosciences, Inc. Exclusive License Agreement

On July 29, 2024, the Company entered into an Exclusive License Agreement with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (iii) the expiration of the last to expire valid patent claim in such country covering such licensed product. Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 956 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 73 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint of a pivotal trial for a licensed product – either $15.0 million or 686 shares of Company common stock; (ii) FDA acceptance of a New Drug Application for a licensed product – either $30.0 million or 1,371 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 2,056 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 343 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. During the year ended December 31, 2024, the Company issued 956 shares of common stock with a fair value of $596,303 pursuant to the Cortice Agreement. As of December 31, 2025, there were no accruals related to the milestone payments.

Note 6 – Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Income tax benefit computed at the statutory rate	$3,329,000	$3,120,000
Tax effect of:
True-ups and non-deductible expenses	193,000	(585,000)
Change in valuation allowance	(3,522,000)	(2,535,000)
Provision for income taxes	$–	$–

The Company adopted ASC 2023-09 during the year ended December 31, 2025 prospectively. A reconciliation setting forth the differences between the effective tax rates and the U.S. federal statutory tax rate is as follows:

	Year Ended December 31, 2025
	Amount	Rate
US federal statutory tax rate	$3,329,000	21.0%
Changes in valuation allowances	(3,522,000)	-22.2%
Nontaxable or nondeductible items	193,000	1.2%
Effective income tax rate	$–	0%

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates are as follows:

	As of	As of
	December 31,	December 31,
	2025	2024
Deferred income tax assets
Net operating losses	$10,633,000	$7,923,000
Stock-based compensation	1,026,000	999,000
Capitalized 174 expenses	7,443,000	6,659,000
Deferred income tax liability
Prepaid expenses	(278,000)	(279,000)
Valuation allowance	(18,824,000)	(15,302,000)
Net deferred income tax assets	$–	$–

As of December 31, 2025, the Company currently has net operating loss carryforwards of approximately $50,634,000. Approximately $200,000 of the net operating loss carryforward will begin to expire in 2037. The remaining net operating loss carryforward post-2017 may be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that the Company has a change in ownership, utilization of carryforwards could be limited.

Note 7 – Subsequent Events

On February 10, 2026, the Company entered into an employment agreement with Steve O’Loughlin to serve as the Company’s Chief Financial Officer effective March 2, 2026. The employment agreement provides for an initial annual base salary of $450,000. The employment agreement also provides for an initial grant of 9,500 restricted stock units, vesting as follows: 25% on the six-month anniversary of the effective date, 25% on the twelve-month anniversary of the effective date, and the remaining 50% in twelve quarterly installments thereafter, subject to continued employment. Under the employment agreement, if Mr. O’Loughlin’s employment is terminated by the Company without cause or by Mr. O’Loughlin for good reason, he will be entitled to (i) severance equal to six months of base salary, payable over six months, (ii) his target annual bonus for the period of time between the end of the last fiscal year and the termination date; and (iii) accelerated vesting of all unvested equity previously granted, in each case subject to his timely execution and non-revocation of a release of claims and continued compliance with applicable covenants.

On February 13, 2026, the Company entered into an employment agreement with Christopher Downs, the Company’s current Chief Financial Officer, pursuant to which Mr. Downs agreed to resign as Chief Financial Officer effective March 2, 2026 and to serve as the Company’s Senior Vice President – Finance effective March 2, 2026. The employment agreement provides for an initial annual base salary of $350,000. Under the employment agreement, if Mr. Downs’s employment is terminated by the Company without cause or by Mr. Downs for good reason, he will be entitled to severance equal to six months of base salary, payable over six months.

On February 26, 2026, the Company entered into an employment agreement with Lynne Kelley to serve as the Company’s Chief Medical Officer effective March 2, 2026. The employment agreement provides for an initial annual base salary of $450,000. The employment agreement also provides for an initial grant of 9,500 restricted stock units, vesting as follows: 25% on the six-month anniversary of the effective date, 25% on the twelve-month anniversary of the effective date, and the remaining 50% in twelve quarterly installments thereafter, subject to continued employment. Under the employment agreement, if Dr. Kelley’s employment is terminated by the Company without cause or by Dr. Kelley for good reason, she will be entitled to (i) severance equal to six months of base salary, payable over six months, (ii) her target annual bonus for the period of time between the end of the last fiscal year and the termination date; and (iii) accelerated vesting of all unvested equity previously granted.

On February 27, 2026, the Company and Dr. Sandra Silberman, the Company’s former Chief Medical Officer, entered into a Separation and Severance Agreement (the “Separation Agreement”), which memorializes the terms of Dr. Silberman’s separation from service with the Company. Pursuant to the Separation Agreement, the Company will provide severance benefits, equal to three months of Dr. Silberman’s current annualized base salary, paid in three equal monthly installments.

On March 2, 2026, the Company entered into an employment agreement with Dylan Wenke to serve as the Company’s Chief Business Officer effective March 2, 2026. The employment agreement provides for an initial annual base salary of $415,000. The employment agreement also provides for an initial grant of 9,500 restricted stock units, vesting as follows: 25% on the six-month anniversary of the effective date, 25% on the twelve-month anniversary of the effective date, and the remaining 50% in twelve quarterly installments thereafter, subject to continued employment. Under the employment agreement, if Dr. Wenke’s employment is terminated by the Company without cause or by Dr. Wenke for good reason, she will be entitled to (i) payment of a prorated earned bonus, (ii) accelerated vesting of all unvested equity awards previously granted to the Executive, (iii) a severance payment equal to six months of base salary plus target bonus, and (iv) Company paid COBRA continuation at active-employee rates for up to six months.

On March 2, 2026, the Company entered into an employment agreement with Eric Faulkner to serve as the Company’s Chief Technology Officer effective March 2, 2026. The employment agreement provides for an initial annual base salary of $450,000. The employment agreement also provides for an initial grant of 9,500 restricted stock units, vesting as follows: 25% on the six-month anniversary of the effective date, 25% on the twelve-month anniversary of the effective date, and the remaining 50% in twelve quarterly installments thereafter, subject to continued employment. Under the employment agreement, if Dr. Faulkner’s employment is terminated by the Company without cause or by Dr. Faulkner for good reason, she will be entitled to (i) payment of a prorated earned bonus, (ii) accelerated vesting of all unvested equity awards previously granted to the Executive, (iii) a severance payment equal to six months of base salary plus target bonus, and (iv) Company paid COBRA continuation at active-employee rates for up to six months.

In March 2026, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses totaling $418,800 to the officers of the Company.

Pursuant to the terms of the May 13, 2025 AGP ATM Sales Agreement, the Company is permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock. Subsequent to December 31, 2025, the Company has sold 178,933 Shares pursuant to the AGP ATM Sales Agreement for gross proceeds of approximately $516,758.

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

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of December 31, 2025 due to a lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	19,873	$2,815.21	85,429

(1)	Represents shares of common stock issuable upon exercise of outstanding stock options and rights under our 2017 and 2020 Stock Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

	1.	Financial Statements. Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

	2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

	3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 28, 2022)

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 3, 2024)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on June 5, 2024)

3.5	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 3.1 to the Company’s Form 8-K filed August 15, 2023)

3.6	Certificate of Change filed July 17, 2025 (filed as exhibit 3.1 to the Company’s Form 8-K filed July 22, 2025)

3.7	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (filed as exhibit 3.1 to the Company’s Form 8-K filed November 21, 2025)

4.1 *	Description of Securities of CNS Pharmaceuticals, Inc.

Exhibit Number	Description of Document

4.2	Form of Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.3	Form of Common Warrant issued in November 2023 offering (filed as exhibit 4.8 to the Company’s Form S-1 file no. 333-267975)

4.4	Form of Placement Agent Warrant issued in November 2023 offering (filed as exhibit 4.9 to the Company’s Form S-1 file no. 333-267975)

4.5	Form of Inducement Warrant issued in October 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 17, 2023)

4.6	Form of Series A Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.7	Form of Series B Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.8	Form of Warrant issued June 14 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

4.9	Form of Warrant issued June 26 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

4.10	Form of Warrant issued July 3 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

4.11	Form of Warrant issued May 14, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on May 15, 2025)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

Exhibit Number	Description of Document

10.5 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (as amended) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 3, 2024)

10.6	Non-Employee Director Compensation Policy effective July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 12, 2022)

10.7	Form of Amendment to Common Stock Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.8	Sales Agreement, dated July 26, 2024, by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2024)

10.9	Form of Waiver and Consent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2024)

10.10	Exclusive License Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 30, 2024)

10.11	Stock Purchase Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 30, 2024)

10.12 **	CNS Pharmaceuticals, Inc. 2020 Equity Plan (as amended and restated) (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 21, 2025)

10.13 **	Employment Agreement between Rami Levin and CNS Pharmaceuticals, Inc. dated December 16, 2025 (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 17, 2025)

10.14 **	Separation and Severance Agreement between John Climaco and CNS Pharmaceuticals, Inc. dated December 16, 2025 (filed as Exhibit 10.2 to the Company’s Form 8-K filed December 17, 2025)

10.15 **	Employment Agreement between Steve O’Loughlin and CNS Pharmaceuticals, Inc. dated February 10, 2026 (filed as Exhibit 10.1 to the Company’s Form 8-K filed February 17, 2026)

10.16 **	Employment Agreement between Christopher Downs and CNS Pharmaceuticals, Inc. dated February 13, 2026 (filed as Exhibit 10.2 to the Company’s Form 8-K filed February 17, 2026)

10.17 **	Employment Agreement between Lynne Kelley and CNS Pharmaceuticals, Inc. dated February 26, 2026 (filed as Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2026)

10.18 **	Separation and Severance Agreement between Sandra Silberman and CNS Pharmaceuticals, Inc. dated February 27, 2026 (filed as Exhibit 10.2 to the Company’s Form 8-K filed March 2, 2026)

Exhibit Number	Description of Document

10.19 *	Employment Agreement between Eric Faulkner and CNS Pharmaceuticals, Inc. dated February 10, 2026

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Form 10-K filed March 31, 2025)

23.1 *	Consent of MaloneBailey LLP

31.1 *	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	CNS Pharmaceuticals, Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Commission on April 1, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: March 31, 2026	By:	/s/ Rami Levin
Rami Levin
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 31, 2026	By:	/s/ Rami Levin
Rami Levin
Chief Executive Officer, President (Principal Executive Officer)

Date: March 31, 2026	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2026	/s/ Faith Charles
Faith Charles
Director

Date: March 31, 2026	/s/ Jerzy (George) Gumulka
Jerzy (George) Gumulka
Director

Date: March 31, 2026	/s/ Jeffry Keyes
Jeffry Keyes
Director

Date: March 31, 2026	/s/ Bettina Cockroft
Bettina Cockroft
Director

Date: March 31, 2026	/s/ Amy Mahery
Amy Mahery
Director

