Form 10-K/A
period 2025-12-31
CNS Pharmaceuticals, Inc.
filed 2026-04-30
CIK 1729427

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

The number of shares of the registrant’s common stock outstanding as of April 27, 2026 was 811,449.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

CNS Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 31, 2026, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

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

The following table sets forth the names and ages of all of our directors and executive officers as of April 27, 2026. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Rami Levin	56	Chief Executive Officer
Steve O’Loughlin	41	Chief Financial Officer
Lynne Kelley	63	Chief Medical Officer
Eric Faulkner	53	Chief Technology Officer
Faith L. Charles	64	Director and Chair of the Board of Directors
Jerzy (George) Gumulka	77	Director
Jeffry R. Keyes	53	Director
Bettina Cockroft	59	Director
Amy Mahery	49	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Rami Levin, MBA – Chief Executive Officer and Director. Mr. Levin has served as President and Chief Executive Officer of CNS Pharmaceuticals, Inc. since January 2026 and as a member of the Board of Directors since that time. Mr. Levin is a biotechnology executive with nearly 30 years of global leadership experience across oncology, neurology, rare diseases, endocrinology and cell and gene therapy. Mr. Levin has served as a Board Advisor for GENerX Life, a life sciences search firm, since November 2024, and as Founder and Chief Executive Officer of The Outcomes Group, a privately held advisory and leadership-development firm, since January 2024. Previously, Mr. Levin served as Chief Executive Officer of ImStem Biotechnology, a clinical-stage biopharmaceutical company, from May 2022 to January 2024. From October 2019 to May 2022, he was President and Chief Executive Officer of Saniona, a clinical-stage biopharmaceutical company. Mr. Levin also served on the Board of Advisors for Life Science Cares, a nonprofit organization, from April 2017 to June 2021. Mr. Levin holds an MBA from the Recanati Business School at Tel Aviv University and a B.Sc. in Biology from Tel Aviv University. The Board believes Mr. Levin is qualified to serve as a director due to his nearly 30 years of leadership experience in the biotechnology and pharmaceutical industries, including global commercial operations, corporate strategy, business development and executive leadership of biotechnology companies.

Steve O’Loughlin, MBA – Chief Financial Officer. Mr. O’Loughlin has served as Chief Financial Officer of CNS Pharmaceuticals, Inc. since March 2026. Mr. O’Loughlin has nearly 20 years of corporate finance, capital markets and business development experience in the biopharmaceutical industry. Mr. O’Loughlin served as Chief Financial Officer of Actinium Pharmaceuticals, Inc. from August 2020 until February 2026, and as its Principal Financial Officer from May 2017 to August 2020. Mr. O’Loughlin joined Actinium Pharmaceuticals, Inc. in October 2015 as Vice President, Finance and Corporate Development. From June 2015 to October 2015, Mr. O’Loughlin worked at J. Streicher LLC as an investment banker, from August 2012 to June 2015 Mr. O’Loughlin held the position of vice president, corporate finance and development and was a corporate officer at Protea Biosciences, Inc., a publicly traded life sciences tools company. Previously, From June 2010 to June 2012, Mr. O’Loughlin held corporate development positions with Caliber I.D., a publicly traded diagnostics company. Mr. O’Loughlin previously worked in investment banking at Jesup & Lamont where he focused on the biotechnology and life sciences industries. Mr. O’Loughlin began his career in investment banking focused on life sciences companies. He holds a B.S. in Business with a concentration in Finance from Ramapo College of New Jersey.

Eric Faulkner, MSc, MBA – Chief Technology Officer. Mr. Faulkner has served as Chief Technology Officer of CNS Pharmaceuticals, Inc. since March 2026. Mr. Faulkner is a biotechnology executive with more than 30 years of experience in scientific development, technical operations, manufacturing and commercialization across oncology, central nervous system disorders, rare diseases and gene therapy. Prior to joining CNS Pharmaceuticals, Mr. Faulkner served in senior technical leadership roles at IO Biotech from June 2022 to February 2026, Homology Medicines from September 2017 to January 2022, Shire (now Takeda) from January 2014 to September 2017 and and Biogen from October 1998 to January 2014, where he supported development programs from IND through commercialization and global regulatory submissions. Mr. Faulkner has extensive experience in CMC strategy, process development, manufacturing operations, quality systems and supply chain management. He holds an MBA from Boston University, an M.S. in Biotechnology and Biomedical Science from the University of Massachusetts Boston and a B.S. in Biology from SUNY Fredonia.

Lynne Kelley, MD – Chief Medical Officer. Dr. Kelley has served as Chief Medical Officer of CNS Pharmaceuticals, Inc. since March 2026. Dr. Kelley is a physician-executive with more than 20 years of experience in clinical development, translational medicine and regulatory strategy across oncology, rare diseases and central nervous system disorders. Dr. Kelley most recently served as Chief Medical Officer of Tissium, Inc., a clinical-stage biotechnology company, from September 2024 to February 2026. From May 2022 to February 2026, Dr. Kelley served as Founder and Chief Executive Officer and Chief Medical Officer of Xenthera, Inc., a clinical-stage oncology company, and continues to serve as an advisor for the assets. From February 2019 to February 2026, Dr. Kelley provided executive-level medical, clinical, and regulatory leadership services through Wedgemere Consulting, serving as an interim Chief Medical Officer and clinical development lead to biotechnology companies, venture capital-backed startups, pharmaceutical companies, and medical device companies. From July 2020 to October 2021, Dr. Kelley served as Chief Medical Officer of Servier Pharmaceuticals, a global non-profit pharmaceutical company. From April 2019 to April 2020, she served as Chief Medical Officer of X4 Pharmaceuticals, Inc., a publicly traded biotechnology company focused on rare diseases and oncology. From January 2016 to May 2018, Dr. Kelley served as Chief Medical Officer of Senseonics Holdings, Inc., a medical device company focused on diabetes management. From 2011 to 2016, she served as Worldwide Vice President, Medical Affairs at Becton, Dickinson and Company, a global medical technology company. Dr. Kelley currently serves on the Dartmouth Medical School Dean’s Advisory Council and on the Board of Directors of the Dartmouth Center for Health Equity. Dr. Kelley received her M.D. from Dartmouth Medical School and her B.A. in Biology from Boston University and is a Fellow of the American College of Surgeons.

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

SEC regulations require us to identify in this Form 10-K/A anyone who filed a required report late during the most recent fiscal year. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during fiscal 2025, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements.

Item 11.	Executive Compensation

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2025 and 2024, which consist of our principal executive officer and our two other most highly compensated executive officers during the year, are: (i) John Climaco, our former chairman and chief executive officer; (ii) Christopher Downs, our former chief financial officer; and (iii) Sandra Silberman, our former chief medical officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Award ($) (1)	Nonequity incentive plan compensation	Total ($)

John Climaco, Former Chief Executive Officer	2025	580,000	–	–	319,000	899,000
	2024	525,000	–	–	285,863	810,863

Christopher Downs, Senior Vice President –	2025	450,000	–	–	144,000	594,000
Finance (Former Chief Financial Officer)	2024	340,000	–	27,469	134,640	502,109

Sandra Silberman, Former Chief Medical Officer	2025	495,000	–	–	158,400	653,400
	2024	200,000	–	13,737	88,436	302,173

(1) Represents the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. Option awards for the 2024 calendar year were granted in March 2025.

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

Annual Bonus and Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives for each fiscal year. For the 2025 compensation year, the target bonuses for Mr. Climaco, Mr. Downs and Dr. Silberman were 55%, 40%, and 40%, respectively, of their base salary.

The actual performance-based annual bonus paid is calculated by multiplying the executive’s annual base salary, target bonus percentage, and the percentage attainment of the corporate goals established by the Board for such year. However, the Compensation Committee is not required to calculate bonuses in this manner and retains discretion in the amounts it awards and the factors it takes into consideration in determining bonus amounts. At the end of the year, the Compensation Committee reviews our performance against our goals and objectives and approves the extent to which we achieved each of our corporate goals and objectives, and, for each named executive officer, the amount of the bonus awarded.

For 2025, bonuses were awarded based on our achievement of specified corporate goals, including our ability to maintain sufficient funding, certain analysis activities following the primary data release for the CNS-201 trial, certain intellectual property development goals, and preparatory activities for submission of a Investigational New Drug application for a trial of TPI 287. Mr. Climaco’s severance agreement provided that his bonus would be paid in its entirety over the course of his severance payment period. Based on the level of achievement during the year, our Compensation Committee awarded Mr. Downs and Dr. Silberman 80% and 80% of their potential bonuses for 2025. These actual bonus amounts are reflected in the “Non-Equity Incentive Plans” column of the Summary Compensation Table above.

For 2026, bonuses will be awarded at the discretion of the board of directors based on our achievement of specified corporate goals.

Long-Term Incentives

Each year our Compensation Committee provides for equity grants to each of our named executive officers to provide for long-term performance incentive. On March 11, 2025, the Compensation Committee recommended, and the Board approved such recommendation, equity grants for service in 2024 from the Stock Plan, subject to shareholder approval to increase the number of shares underlying the Stock Plan, a total of options to purchase 17,083 shares of common stock at an exercise price of $30.00 that vest over 2 years.

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

On December 16, 2025, John Climaco resigned from his positions as chief executive officer of the Company and as a member of the Company’s Board of Directors. The Company and Mr. Climaco entered into a Separation and Severance Agreement dated as of December 16, 2025 (the “Separation Agreement”), which memorializes the terms of his resignation and separation from service with the Company. Pursuant to the Separation Agreement, and subject to Mr. Climaco’s timely execution, non-revocation, and compliance with the agreement’s terms, the Company provide severance benefits, including (i) severance equal to twelve months of Mr. Climaco’s current annualized base salary, paid in twelve equal monthly installments, and payment of his base salary through December 31, 2025; (ii) payment of Mr. Climaco’s 2025 cash bonus in the total amount of $319,000, paid in twelve equal monthly installments; and (iii) payment by the Company of the employer portion of premiums for Mr. Climaco’s continued group medical coverage under COBRA for twelve months following the date of resignation.

On December 16, 2025, the Company entered into an employment agreement with Mr. Rami Levin pursuant to which Mr. Levin agreed to serve as Chief Executive Officer and President of the Company commencing on such date. Pursuant to the employment agreement, the compensation committee of the board of directors reviews the base salary payable to Mr. Levin annually during the term of the agreement. Commencing on January 1, 2026, the compensation committee of the board of directors set Mr. Levin’s 2026 annual base salary to $580,000. For each full fiscal year during the term, Mr. Levin will be entitled to receive an annual bonus, within ninety days of the completion of such year. If Mr. Levin’s employment is terminated, by the Company without cause or by Mr. Levin for Good Reason (as defined in his employment agreement), Mr. Levin shall be entitled to receive: (i) Mr. Levin’s target annual bonus for the period of time between the end of the last fiscal year and the termination date; (ii) accelerated vesting of all unvested equity previously granted to Mr. Levin; and (ii) a severance payment equal to twelve months of Mr. Levin’s base salary in effect at the time of termination plus Mr. Levin’s target annual bonus.

On February 10, 2026, the Company entered into an employment agreement with Steve O’Loughlin to serve as the Company’s Chief Financial Officer effective March 2, 2026. The employment agreement provides for an initial annual base salary of $450,000, eligibility for an annual bonus with a target equal to 40% of base salary based on goals approved by the Compensation Committee, and eligibility for annual equity grants under the Company’s stock incentive plans, in each case as determined by the Compensation Committee of the Board of Directors. The employment agreement also provides for an initial grant of 9,500 restricted stock units, vesting as follows: 25% on the six-month anniversary of the effective date, 25% on the twelve-month anniversary of the effective date, and the remaining 50% in twelve quarterly installments thereafter, subject to continued employment. Mr. O’Loughlin is entitled to participate in the Company’s benefit plans and programs for similarly situated executives, expense reimbursement in accordance with Company policy, and other standard benefits. Under the employment agreement, if Mr. O’Loughlin’s employment is terminated by the Company without cause or by Mr. O’Loughlin for good reason (as defined in his employment agreement), he will be entitled to (i) severance equal to six months of base salary, payable over six months, (ii) his target annual bonus for the period of time between the end of the last fiscal year and the termination date; and (iii) accelerated vesting of all unvested equity previously granted, in each case subject to his timely execution and non-revocation of a release of claims and continued compliance with applicable covenants.

On February 13, 2026, the Company entered into an employment agreement with Christopher Downs, the Company’s previous Chief Financial Officer, pursuant to which Mr. Downs agreed to resign as Chief Financial Officer effective March 2, 2026 and to serve as the Company’s Senior Vice President – Finance effective March 2, 2026. The employment agreement provides for an initial annual base salary of $350,000, eligibility for an annual bonus with a target equal to 30% of base salary based on goals approved by the Compensation Committee, and eligibility for annual equity grants under the Company’s stock incentive plans, in each case as determined by the Compensation Committee of the Board of Directors. Mr. Downs is entitled to participate in the Company’s benefit plans and programs for similarly situated executives, expense reimbursement in accordance with Company policy, and other standard benefits. Under the employment agreement, if Mr. Downs’s employment is terminated by the Company without cause or by Mr. Downs for good reason (as defined in his employment agreement), he will be entitled to severance equal to six months of base salary, payable over six months.

On February 26, 2026, the Company entered into an employment agreement with Lynne Kelley to serve as the Company’s Chief Medical Officer effective March 2, 2026. The employment agreement provides for an initial annual base salary of $450,000, eligibility for an annual bonus with a target equal to 40% of base salary based on goals approved by the Compensation Committee, and eligibility for annual equity grants under the Company’s stock incentive plans, in each case as determined by the Compensation Committee of the Board of Directors. The employment agreement also provides for an initial grant of 9,500 restricted stock units, vesting as follows: 25% on the six-month anniversary of the effective date, 25% on the twelve-month anniversary of the effective date, and the remaining 50% in twelve quarterly installments thereafter, subject to continued employment. Dr. Kelley is entitled to participate in the Company’s benefit plans and programs for similarly situated executives, expense reimbursement in accordance with Company policy, and other standard benefits. Under the employment agreement, if Dr. Kelley’s employment is terminated by the Company without cause or by Dr. Kelley for good reason (as defined in her employment agreement), she will be entitled to (i) severance equal to six months of base salary, payable over six months, (ii) her target annual bonus for the period of time between the end of the last fiscal year and the termination date; and (iii) accelerated vesting of all unvested equity previously granted.

On March 2, 2026, the Company entered into an employment agreement with Eric Faulkner to serve as the Company’s Chief Technology Officer effective March 2, 2026. The employment agreement provides for an initial annual base salary of $450,000, eligibility for an annual bonus with a target equal to 40% of base salary based on goals approved by the Compensation Committee, and eligibility for annual equity grants under the Company’s stock incentive plans, in each case as determined by the Compensation Committee of the Board of Directors. The employment agreement also provides for an initial grant of 9,500 restricted stock units, vesting as follows: 25% on the six-month anniversary of the effective date, 25% on the twelve-month anniversary of the effective date, and the remaining 50% in twelve quarterly installments thereafter, subject to continued employment. Mr. Faulkner is entitled to participate in the Company’s benefit plans and programs for similarly situated executives, expense reimbursement in accordance with Company policy, and other standard benefits. Under the employment agreement, if Mr. Faulkner’s employment is terminated by the Company without cause or by Mr. Faulkner for good reason (as defined in his employment agreement), he will be entitled to (i) severance equal to six months of base salary, payable over six months, (ii) his target annual bonus for the period of time between the end of the last fiscal year and the termination date; and (iii) accelerated vesting of all unvested equity previously granted.

Other Executive Arrangements

On June 28, 2019, we entered into employment letters with Drs. Silberman and Picker. Dr. Silberman agreed to commit 50% of her time to our matters and Dr. Picker agreed to commit 25% of his time to our matters. As of January 1, 2025, Dr. Silberman devoted 100% of her time to our matters. On February 27, 2026, the Company and Dr. Silberman, the Company’s former Chief Medical Officer, entered into a Separation and Severance Agreement , which memorializes the terms of Dr. Silberman’s separation from service with the Company. Pursuant to the agreement, the Company will provide severance benefits, equal to three months of Dr. Silberman’s current annualized base salary, paid in three equal monthly installments. On March 2, 2026, the Company and Dr. Picker, the Company’s former Chief Science Officer, entered into a Separation and Severance Agreement, which memorializes the terms of Dr. Picker’s separation from service with the Company. Pursuant to the agreement, the Company will provide severance benefits, equal to three months of Dr. Picker’s current annualized base salary, paid in three equal monthly installments.

Outstanding Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers on December 31, 2025.

Outstanding Equity Awards At Fiscal Year-End — 2025

Option Awards						Stock Awards

	Grant Date of Equity	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise	Option Expiration	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested
Name	Award	Exercisable	Un-exercisable	Price	Date	(2)	($)(3)
John Climaco	4/7/2024	2(1)	–	7,758.00	4/7/2034
(Former Chief	3/29/2023	1(2)	–	29,880.00	3/27/2023
Executive Officer)	4/28/2022
	2/5/2021	1(3)	–	3,024,000.00	2/5/2031
	6/28/2019	1(3)	–	1,800,000.00	6/28/2029

Christopher Downs	3/11/2025	–	4,881(4)	30.00	3/11/2035
Senior Vice President	4/7/2024	2(1)	–	7,758.00	4/7/2034	1	5.25
of Finance	3/29/2023	1(2)	1(2)	29,880.00	3/27/2023
(Former Chief	4/28/2022
Financial Officer)	2/5/2021	1(3)	–	3,024,000.00	2/5/2031
	11/13/2019	1(3)	–	3,600,000.00	6/28/2029

Sandra Silberman	3/11/2025	–	2,441(4)	30.00	3/11/2035
Former Chief	4/7/2024	1(1)	–	7,758.00	4/7/2034	1	5.25
Medical Officer	3/29/2023	1(2)	2(2)	29,880.00	3/27/2023
	4/28/2022
	2/5/2021	1(3)	–	3,024,000.00	2/5/2031
	6/28/2019	1(3)	–	1,800,000.00	6/28/2029
	12/22/2017	1(3)	–	40,500.00	12/22/2027

(1)	The shares underlying the options vest in 36 equal installments over a three-year period.
(2)	The shares underlying the options vest as follows: 50% vest over 24 equal installment over a two-year period and 50% vest upon the Company’s common stock price exceeding various closing prices ranging from $6.00 - $24.00 per share.

(3)	The shares underlying the options vest in 4 equal installments on the anniversary dates over a four-year period.
(4)	The shares underlying the options vest as follows: (i) 50% on the six month anniversary of the issuance date; (ii) 25% on the 12-month anniversary of the issuance date; and (iii) 25% on the 18-month anniversary of the issuance date.
(5)	Mr. Climaco resigned December 16, 2025. Pursuant to award agreements, vested options remained exercisable for 90 days following termination and expired unexercised in March 2026.
(6)	Dr. Silberman separated from the Company effective February 26, 2026. Pursuant to the terms of her award agreements, vested stock options remain exercisable for 90 days following termination and are scheduled to expire on May 27, 2026 if not exercised.

Director Compensation

The following table sets forth the total compensation earned by our non-employee directors in 2025 (Mr. Climaco did not earn additional compensation during 2025 for his services on the Board, and his compensation is fully reflected in the “—Summary Compensation Table” above):

Name (1)	Fees earned or paid ($)	Options Awards ($)	Stock Awards ($)	Total ($)
Faith Charles	81,500	–	–	81,500
Jeff Keyes	61,000	–	–	61,000
Bettina Cockroft	54,000	–	–	54,000
Jerzy Gumulka	46,217	–	–	46,217
Amy Mahery	59,283	–	–	59,283

(1) As of December 31, 2025, the aggregate number of shares outstanding under all options to purchase our common stock and stock awards held by our non-employee directors were: Dr. Gumulka – 1,523 shares underlying options and 1 shares underlying restricted stock units; Mr. Keyes – 1,523 shares underlying options and 1 shares underlying restricted stock units; Ms. Charles – 1,520 shares underlying options and 1 shares underlying restricted stock units; Ms. Cockroft – 1,521 shares underlying options and 1 shares underlying restricted stock units; and Ms. Mahery – 1,519 shares underlying options and 1 shares underlying restricted stock units.

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

The following table sets forth information, as of April 27, 2026, regarding beneficial ownership of our common stock by:

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

Name and address of beneficial owner	Shares Beneficially Owned	Percentage of Class (1)
John Climaco	11(5)	*
Rami Levin	4,750(2)	*
Christopher S. Downs	2,454(3)	*
Sandra Silberman	5(6)	*
Faith Charles	1,141(4)	*
Jerzy (George) Gumulka	1,146(4)	*
Jeffry R. Keyes	1,144(4)	*
Bettina Cockroft	1,142(4)	*
Amy Mahery	1,140(4)	*
Directors and Officers as a group (14 persons)	22,433	2.76%

5% or greater stockholders
Stonepine Capital Management, LLC (7)	48,827	6.0%
Ikarian Capital, LLC (8)	45,830	5.6%

* Less than 1%.

(1) Based on 811,449 shares of common stock outstanding as of April 27, 2026.

(2) Includes options to purchase 4,750 shares of common stock exercisable within 60 days of April 27, 2026

(3) Includes warrants to purchase 2 shares of common stock, options to purchase 2,446 shares of common stock (2,441 exercisable within 60 days of April 27, 2026) and 4 restricted stock units (2 vest within 60 days of April 27, 2026)

(4) Includes warrants to purchase 2 shares of common stock, options to purchase 5,706 shares of common stock (3,790 exercisable within 60 days of April 27, 2026) and 5 restricted stock units which have vested by April 27, 2026.

(5) Includes warrants to purchase 5 shares of common stock

(6) Includes options to purchase 5 shares of common stock

(7) Based solely on a Schedule 13G/A filed with the SEC on February 13, 2026 on behalf of Stonepine Capital Management, LLC, Stonepine Capital, L.P., Stonepine GP, LLC, and Jon M. Plexico. Stonepine Capital Management, LLC and Stonepine GP, LLC are the investment adviser and general partner respectively of Stonepine Capital, L.P., the direct holder of the shares in the table. The reporting persons are filing this Schedule 13G jointly, but not as members of a group, and each disclaims membership in a group. Each reporting person also disclaims beneficial ownership of common stock except to the extent of that person's pecuniary interest therein. In addition, the filing of the Schedule 13G on behalf of the Partnership should not be construed as an admission that it is, and it disclaims that it is, a beneficial owner, as defined in Rule 13d-3 under the Act, of any common stock covered by the Schedule 13G. The address of the principal business office of Stonepine Capital Management, LLC, Stonepine Capital, L.P., Stonepine GP, LLC and Mr. Plexico is c/o Stonepine Capital Management, LLC 2900 NW Clearwater Drive, Suite 100-11, Bend OR 97703.

(8) Based solely on a Schedule 13G filed with the SEC on April 17, 2026 on behalf of each of Ikarian Capital, LLC, a Delaware limited liability company ("Ikarian Capital"), and Neil Shahrestani (together referred herein as the "Reporting Persons"). Ikarian Healthcare Master Fund, L.P., a Cayman Islands exempted limited partnership (the "Fund"), and certain separately managed accounts managed by Ikarian Capital (collectively, the "Managed Accounts"), are the record owners of the securities held by the Fund. Ikarian Capital is an investment adviser registered under the Investment Advisers Act of 1940, as amended, and serves as investment manager to the Fund and as sub-adviser to the Managed Accounts, and may be deemed to have beneficial ownership of the securities through the investment discretion it has over the Fund and the Managed Accounts. Ikarian Capital is ultimately controlled, indirectly, by Mr. Shahrestani. Accordingly, Mr. Shahrestani may be deemed to indirectly beneficially own securities beneficially owned by Ikarian Capital. The Fund disclaims beneficial ownership of the shares held by the Managed Accounts. The Managed Accounts disclaim beneficial ownership of the shares held by the Fund. The address of the principal business office of each of the Reporting Persons is c/o Ikarian Capital, LLC, 100 Crescent Court, Suite 1620, Dallas, Texas 75201.

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

We had no transactions with related parties for the fiscal year ended December 31, 2026.

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

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Levin, are independent as defined under the Nasdaq Rules.

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered by MaloneBailey, LLP for their services for the fiscal years ended December 31, 2025 and 2024, respectively, were as follows:

	2025	2024
Audit Fees	$139,000	$99,000
Audit-related fees	108,000	134,000
Tax fees	–	–
All other fees	–	–
TOTAL	$247,000	$233,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

	1.	Financial Statements. Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

	2.	Financial Statement Schedules. The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

	3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc. (filed as exhibit 2.1 to the Company’s Form 1-A file no. 024-10855)

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 28, 2022)

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 3, 2024)

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of CNS Pharmaceuticals, Inc., filed with the Secretary of State of the State of Nevada (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on June 5, 2024)

3.5	Amended and Restated Bylaws of CNS Pharmaceuticals, Inc. (filed as exhibit 3.1 to the Company’s Form 8-K filed August 15, 2023)

4.1 *	Description of Securities of CNS Pharmaceuticals, Inc.

4.2	Form of Warrant issued in January 2022 offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on January 6, 2022)

4.3	Form of Common Warrant issued in November 2023 offering (filed as exhibit 4.8 to the Company’s Form S-1 file no. 333-267975)

4.4	Form of Placement Agent Warrant issued in November 2023 offering (filed as exhibit 4.9 to the Company’s Form S-1 file no. 333-267975)

4.5	Form of Inducement Warrant issued in October 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 17, 2023)

Exhibit Number	Description of Document

4.6	Form of Series A Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.7	Form of Series B Common Warrant issued January 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.8	Form of Pre-Funded Warrant issued January 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

4.9	Form of Warrant issued June 14 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

4.10	Form of Pre-Funded Warrant issued June 14 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

4.11	Form of Warrant issued June 26 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

4.12	Form of Warrant issued July 3 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

4.13	Form of Pre-Funded Warrant issued October 23 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

10.1	Amended And Restated Patent License Agreement effective as of December 28, 2017 between CNS Pharmaceuticals, Inc. and Houston Pharmaceuticals, Inc. (filed as exhibit 6.1 to the Company’s Form 1-A file no. 024-10855)

10.2	Collaboration and Asset Purchase Agreement between CNS Pharmaceuticals, Inc. and Reata Pharmaceuticals, Inc. dated November 21, 2017 (filed as exhibit 6.2 to the Company’s Form 1-A file no. 024-10855)

10.3 **	2017 Stock Plan of CNS Pharmaceuticals, Inc. (filed as exhibit 6.3 to the Company’s Form 1-A file no. 024-10855)

10.4 **	Employment Agreement between CNS Pharmaceuticals, Inc. and John M. Climaco dated September 1, 2017 (filed as exhibit 6.4 to the Company’s Form 1-A file no. 024-10855)

10.5	Sublicense Agreement between CNS Pharmaceuticals, Inc. and WPD Pharmaceuticals, Inc. dated August 30, 2018 (filed as exhibit 6.6 to the Company’s Form 1-A Amendment file no. 024-10855)

10.6	Sublicense Agreement between CNS Pharmaceuticals, Inc. and Animal Life Sciences, LLC. dated August 31, 2018 (filed as exhibit 6.7 to the Company’s Form 1-A Amendment file no. 024-10855)

10.7 **	Employment Letter between CNS Pharmaceuticals, Inc. and Donald Picker (filed as exhibit 10.8 to the Company’s Form S-1 Amendment file no. 333-232443)

Exhibit Number	Description of Document

10.8 **	Employment Letter between CNS Pharmaceuticals, Inc. and Sandra Silberman (filed as exhibit 10.9 to the Company’s Form S-1 Amendment file no. 333-232443)

10.9 **	Employment Agreement between CNS Pharmaceuticals, Inc. and Christopher Downs (filed as exhibit 10.10 to the Company’s Form S-1 Amendment file no. 333-232443)

10.10 **	2020 Stock Plan of CNS Pharmaceuticals, Inc. (as amended) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 3, 2024)

10.11**	Amendment to Employment Agreement between CNS Pharmaceuticals, Inc. and John Climaco dated September 1, 2020 (filed as exhibit 99.1 to the Company’s Form 8-K filed September 4, 2020)

10.12	Non-Employee Director Compensation Policy effective July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 12, 2022)

10.13	Form of Placement Agent Agreement in November 2023 offering (filed as exhibit 10.21 to the Company’s Form S-1 file no. 333-267975)

10.14	Form of Securities Purchase Agreement in January 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.15	Form of Amendment to Common Stock Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on February 2, 2024)

10.16	Form of Securities Purchase Agreement in June 14 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

10.17	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 14, 2024)

10.18	Form of Securities Purchase Agreement in June 26 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

10.19	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 26, 2024)

10.20	Form of Securities Purchase Agreement in July 3 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

10.21	Financial Advisory Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 3, 2024)

10.22	Sales Agreement, dated July 26, 2024, by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2024)

Exhibit Number	Description of Document

10.23	Form of Waiver and Consent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 26, 2024)

10.24	Exclusive License Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 30, 2024)

10.25	Stock Purchase Agreement between CNS Pharmaceuticals, Inc. and Cortice Biosciences, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on July 30, 2024)

10.26	Form of Securities Purchase Agreement in October 23 2024 offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

10.27	Placement Agency Agreement between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on October 24, 2024)

19.1 *	Insider Trading Policy

23.1 *	Consent of MaloneBailey LLP

31.1 ***	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2 ***	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	CNS Pharmaceuticals, Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the Commission on April 1, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.XSD	Inline XBRL Taxonomy Extension Schema Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Management contract or compensatory plan, contract or arrangement.
***	Filed herewith.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

CNS PHARMACEUTICALS, INC.

Date: April 30, 2026	By:	/s/ Rami Levin
Rami Levin
Chief Executive Officer, President (Principal Executive Officer)

