Form 10-Q
period 2026-03-31
CNS Pharmaceuticals, Inc.
filed 2026-05-14
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 13, 2026 was 1,461,449.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current Assets:
Cash and cash equivalents	$2,950,877	$7,201,014
Deferred offering costs	27,248	45,486
Prepaid expenses and other current assets	1,100,214	856,301
Total current assets	4,078,339	8,102,801

Noncurrent Assets:
Prepaid expenses, net of current portion	552,839	502,962
Property and equipment, net	22,014	17,703
Total noncurrent assets	574,853	520,665

Total Assets	$4,653,192	$8,623,466

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,350,134	$3,772,339
Notes payable	232,353	328,571
Total current liabilities	4,582,487	4,100,910

Total Liabilities	4,582,487	4,100,910

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 300,000,000 shares authorized and 811,449 and 632,516 shares issued and outstanding, respectively	811	633
Additional paid-in capital	105,282,208	104,797,191
Accumulated deficit	(105,212,314)	(100,275,268)
Total Stockholders' Equity	70,705	4,522,556

Total Liabilities and Stockholders' Equity	$4,653,192	$8,623,466

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Operating expenses:
General and administrative	$1,431,482	$1,094,755
Research and development	3,543,723	3,242,905

Total operating expenses	4,975,205	4,337,660

Loss from operations	(4,975,205)	(4,337,660)

Other income (expenses):
Interest income	44,270	42,548
Interest expense	(6,111)	(6,208)

Total other income (expense)	38,159	36,340

Net loss	$(4,937,046)	$(4,301,320)

Loss per share - basic	$(7.30)	$(18.93)
Loss per share - diluted	$(7.30)	$(18.93)

Weighted average shares outstanding - basic	676,172	227,220
Weighted average shares outstanding - diluted	676,172	227,220

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2025	632,516	$633	$104,797,191	$(100,275,268)	$4,522,556

Common stock issued for cash, net	178,933	178	482,462	–	482,640
Stock-based compensation	–	–	2,555	–	2,555
Net loss	–	–	–	(4,937,046)	(4,937,046)

Balance, March 31, 2026	811,449	$811	$105,282,208	$(105,212,314)	$70,705

Balance December 31, 2024	117,796	$118	$90,601,197	$(84,424,704)	$6,176,611

Common stock issued for cash, net	127,582	128	9,032,893	–	9,033,021
Stock repurchase during stock split rounding	(13)	–	(557)	–	(557)
Stock-based compensation	–	–	62,367	–	62,367
Net loss	–	–	–	(4,301,320)	(4,301,320)

Balance, March 31, 2025	245,365	$246	$99,695,900	$(88,726,024)	$10,970,122

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Cash Flows from Operating Activities:
Net loss	$(4,937,046)	$(4,301,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,555	62,367
Depreciation	1,868	1,100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(293,790)	623,163
Accounts payable and accrued expenses	577,795	372,783
Net cash used in operating activities	(4,648,618)	(3,241,907)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,179)	–
Net cash used in investing activities	(6,179)	–

Cash Flows from Financing Activities:
Payments on notes payable	(96,218)	(86,882)
Payments to stockholders for stock split round	–	(557)
Proceeds from subscription receivable	–	882,539
Proceeds from equity issuance	500,878	9,033,021
Net cash provided by financing activities	404,660	9,828,121

Net change in cash and cash equivalents	(4,250,137)	6,586,214

Cash and cash equivalents, at beginning of period	7,201,014	6,461,378

Cash and cash equivalents, at end of period	$2,950,877	$13,047,592

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,111	$6,208
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Prepaid insurance financed with note payable	$–	$31,040
Amortization of deferred offering costs	$18,238	$–

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (“we”, “our”, the “Company”) is a biotechnology company organized as a Nevada corporation in July 2017. In March 2026, we announced a new corporate strategy focused on developing innovative therapies for serious diseases. We are leveraging our executive team’s multi-functional experiences across high-value therapeutic areas to execute our new corporate strategy, which also includes pivoting from a singular focus on glioblastoma multiforme and exploring out-licensing opportunities for our legacy assets TPI 287 and Berubicin for which we have intellectual property rights under license agreement with Cortice and own pursuant to a collaboration and asset purchase agreement with Reata.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2026. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2025 included in our Form 10-K filed with the SEC on March 31, 2026 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Liquidity and Going Concern - These financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of net losses and negative cash flows from operations. For the three months ended March 31, 2026, the Company recorded a net loss of approximately $4.9 million and used cash in operations of approximately $4.6 million. As of March 31, 2026, the Company had an accumulated deficit of approximately $105 million and cash of approximately $3.0 million. These conditions initially raised substantial doubt about the Company's ability to continue as a going concern within twelve months of the issuance date of these financial statements. However, subsequent to March 31, 2026, on May 5, 2026, the Company completed a private placement financing resulting in gross proceeds of approximately $22.5 million (see Note 6 – Subsequent Events). Management believes that the net proceeds from this financing, combined with the Company's existing cash resources, are sufficient to fund planned operations beyond twelve months from the date these financial statements are issued. Accordingly, management has concluded that the substantial doubt about the Company's ability to continue as a going concern has been alleviated. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance as of March 31, 2026 was $0. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Warrants -  The Company evaluates all freestanding and embedded warrants to determine whether they meet the criteria for equity classification under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, or if they must be classified as liabilities under ASC 480 or ASC 815-10. The Company evaluated the warrants and concluded they are indexed to the Company's common stock and meet the equity classification criteria under ASC 815-40, as they are settleable in shares, and the Company has sufficient shares authorized. The warrants were recorded at fair value upon issuance within stockholders' equity.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2026, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 333,931 common shares, unvested restricted stock units of 57,010 common shares, and options for 14,961 common shares. As of March 31, 2025, the Company’s potentially dilutive shares and options, which were not included in the calculation of net loss per share, included warrants to purchase 4,965 common shares, unvested restricted stock units of 10 common shares, unvested performance units of 1 and options for 23 common shares.

Segments Reporting

The Company manages its operations as a single segment for the purpose of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company using information about combined net loss from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment. See statement of operations for information about combined net loss from operations.

Note 3 – Note Payable

On November 8, 2025, the Company entered into a short-term note payable for an aggregate of $360,197, bearing interest at 8.24% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2026. As of March 31, 2026 and December 31, 2025, the Company’s note payable balance was $232,353 and $328,571, respectively.

Note 4 – Equity

The Company has authorized 300,000,000 shares of common stock having a par value of $0.001 per share. In addition, the Company authorized 5,000,000 shares of preferred stock to be issued having a par value of $0.001. The specific rights of the preferred stock shall be determined by the board of directors.

On July 22, 2025, the Company effected a reverse stock split on a 1-for-12 basis without any change in the par value per share, which remained at $0.001. The reverse stock split has been retroactively adjusted throughout these financial statements and footnotes. The number of authorized shares of common stock was proportionately reduced from 300,000,000 to 25,000,000, while the number of authorized shares of preferred stock was proportionately reduced from 5,000,000 to 416,667.

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

During the period ended March 31, 2026, the Company sold 178,933 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $501,000. During the period ended March 31, 2025, the Company sold 127,582 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $9 million. As of March 31, 2026, the Company sold 447,102 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $23.7 million.

Stock Options

In 2017, the Board of Directors of the Company approved the CNS Pharmaceuticals, Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan allows for the Board of Directors to grant various forms of incentive awards for up to three shares of common stock. As of March 31, 2026, there were no awards remaining to be issued under the 2017 Plan.

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

On November 17, 2025, the Company held its scheduled 2025 Annual Meeting of Stockholders at which the Company’s stockholders approved amendments to the Company's 2020 Equity Plan including an increase in the number of shares of common stock authorized for issuance under the 2020 Plan by 114,916 shares. As amended, the number of shares of the common stock that may be issued under the 2020 Plan is 115,061 shares (this includes the 114,916 share increase). As of March 31, 2026, there were 43,081 shares of common stock remaining to be issued under the 2020 Plan.

During the three months ended March 31, 2026 and 2025, the Company recognized $(12,156) and $44,943 of stock-based compensation, respectively, related to outstanding stock options. During the period ended March 31, 2026, the Company reversed the stock-based compensation expense recognized in the prior period for options that were forfeited and not vested as of March 31, 2026. At March 31, 2026, the Company had $43,179 of unrecognized expenses related to outstanding options.

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	19,852	$2,737.78
Granted	–	–
Exercised	–	–
Forfeited	(4,891)	1,049.96
Expired	–	–
Outstanding, March 31, 2026	14,961	$3,289.55
Exercisable, March 31, 2026	1,950	$25,674.81

As of March 31, 2026, the outstanding stock options have a weighted average remaining term of 9.62 years and no aggregate intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2026:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	333,931	$90.75
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired	–	–
Outstanding, March 31, 2026	333,931	$90.75
Exercisable, March 31, 2026	333,931	$90.75

As of March 31, 2026, the outstanding and exercisable warrants have a weighted average remaining term of 4.11 years and had no aggregate intrinsic value.

Restricted Stock Units

During the three months ended March 31, 2026 and 2025, the Company recognized $14,711 and $17,424 of stock-based compensation, respectively, related to outstanding stock RSUs. At March 31, 2026, the Company had $211,904 of unrecognized expenses related to outstanding RSUs.

The following table summarizes the RSUs activity for the three months ended March 31, 2026:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2025	17	$93,902.82
Granted	57,000	3.13
Vested	–	–
Forfeited	(7)	133,273.71
Non-vested, March 31, 2026	57,010	$14.77

Performance Units

During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $0, respectively, related to outstanding stock PUs. At March 31, 2026, the Company had $0 of unrecognized expenses related to PUs.

The following table summarizes the PUs activity for the three months ended March 31, 2026:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested – December 31, 2025	4	$117,000.00
Granted	–	–
Vested	–	–
Forfeited/Cancelled	(4)	117,000.00
Non-vested, March 31, 2026	–	$–

Note 5 – Commitments and Contingencies

Executive Employment Agreements

On December 16, 2025, John Climaco resigned from his positions as chief executive officer of the Company and as a member of the Company’s Board of Directors. The Company and Mr. Climaco entered into a Separation and Severance Agreement dated as of December 16, 2025 (the “Separation Agreement”), which memorializes the terms of his resignation and separation from service with the Company. Pursuant to the Separation Agreement, subject to Mr. Climaco’s timely execution, non-revocation, and compliance with the agreement’s terms, the Company is providing severance benefits, including (i) severance equal to twelve months of Mr. Climaco’s current annualized base salary, paid in twelve equal monthly installments, and payment of his base salary through December 31, 2025; (ii) payment of Mr. Climaco’s 2025 cash bonus in the total amount of $319,000, paid in twelve equal monthly installments; and (iii) payment by the Company of the employer portion of premiums for Mr. Climaco’s continued group medical coverage under COBRA for twelve months following the Separation Date.

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

On March 2, 2026, the Company entered into an employment agreement with Eric Faulkner to serve as the Company’s Chief Technology Officer effective March 2, 2026. The employment agreement provides for an initial annual base salary of $450,000. Under the employment agreement, if Dr. Faulkner’s employment is terminated by the Company without cause or by Dr. Faulkner for good reason, he will be entitled to (i) payment of a prorated earned bonus, (ii) accelerated vesting of all unvested equity awards previously granted to the Executive, (iii) a severance payment equal to six months of base salary plus target bonus, and (iv) Company paid COBRA continuation at active-employee rates for up to six months.

Effective March 2, 2026, the Company and Dr. Sandra Silberman, the Company’s former Chief Medical Officer, entered into a Separation and Severance Agreement (the “Separation Agreement”), which memorializes the terms of Dr. Silberman’s separation from service with the Company. Pursuant to the Separation Agreement, the Company is providing severance benefits, equal to three months of Dr. Silberman’s current annualized base salary, paid in three equal monthly installments.

Effective March 2, 2026, the Company and Dr. Donald Picker, the Company’s former Chief Scientific Officer, entered into a Separation and Severance Agreement (the “Separation Agreement”), which memorializes the terms of Dr. Picker’s separation from service with the Company. Pursuant to the Separation Agreement, the Company is providing severance benefits, equal to four months of Dr. Picker’s current annualized base salary, paid in four equal monthly installments.

In March 2026, the Board of Directors approved, based upon the recommendation of the Compensation Committee, cash bonuses for 2025 totaling $418,800 to the officers of the Company during 2025.

Cortice Biosciences, Inc. Exclusive License Agreement

On July 29, 2024, the Company entered into an Exclusive License Agreement with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (iii) the expiration of the last to expire valid patent claim in such country covering such licensed product. Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 956 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 73 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint of a pivotal trial for a licensed product – either $15.0 million or 686 shares of Company common stock; (ii) FDA acceptance of a New Drug Application for a licensed product – either $30.0 million or 1,371 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 2,056 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 343 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. During the year ended December 31, 2024, the Company issued 956 shares of common stock with a fair value of $596,303 pursuant to the Cortice Agreement. As of March 31, 2026, there were no accruals related to the milestone payments.

Note 6 – Subsequent Events

On May 4, 2026, the Company entered into Securities Purchase Agreements (“SPAs”) for a private placement financing that resulted in gross proceeds of approximately $22.5 million. Pursuant to the terms of the securities purchase agreements, the Company sold an aggregate of (i) 650,000 shares of its common stock (“Common Stock”) at a purchase price of $2.30 per share and (ii) pre-funded warrants to purchase 9,143,479 shares of common stock at a purchase price of $2.299 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share. The private placement closed on May 5, 2026. We intend to use these proceeds to identify and secure the rights to development stage assets and advance any assets we obtain the rights to. The timing, cost and ultimate success of which are all difficult to predict. The cost of advancing any drug candidate will require significant additional capital. We have no commitments for such additional needed capital and will likely be required to raise additional capital through the sale of additional equity or debt securities.

On May 4, 2026, Jerzy (George) Gumulka resigned as a member of the Company’s Board of Directors (the “Board”). Mr. Gumulka’s resignation from the Board was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On May 4, 2026, the Board agreed to appoint Michal Fisher as an independent member of the Company’s Board.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2025, available on the Security and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2025 and in other filings made by us from time to time with the SEC.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to secure rights to new pipeline assets;

•	our ability to obtain additional funding to develop pipeline assets;

•	our ability to maintain compliance with the NASDAQ Capital Market’s continued listing requirements, including any new continued listing requirements that are approved in the future;

•	the success of our research and development efforts and clinical trials through all phases of clinical development;

•	the need to obtain regulatory approval of our product candidates;

•	compliance with obligations under intellectual property licenses with third parties;

•	any delays in regulatory review and approval of product candidates in clinical development;

•	our ability to commercialize our product candidates;

•	market acceptance of our product candidates;

•	competition from existing products or new products that may emerge;

•	potential product liability claims;

•	our dependency on third-party manufacturers to supply or manufacture our products;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	our ability to adequately support future growth; and

•	our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q in the case of forward-looking statements contained in this Form 10-Q.

Overview

We are a biotechnology company organized as a Nevada corporation in July 2017. In March 2026, we announced a new corporate strategy focused on developing innovative therapies for serious diseases. We are leveraging our executive team’s multi-functional experiences across high-value therapeutic areas to execute our new corporate strategy, which also includes pivoting from a singular focus on glioblastoma multiforme and exploring out-licensing opportunities for our legacy assets TPI 287 and Berubicin for which we have intellectual property rights under license agreement with Cortice and own pursuant to a collaboration and asset purchase agreement with Reata.

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025 (rounded to the nearest thousand):

General and Administrative Expense

General and administrative expense was approximately $1,431,000 for the three months ended March 31, 2026 compared to approximately $1,095,000 for the comparable period in 2025. The increase in general and administrative expense was attributable to increases of approximately $31,000 in advertising and marketing expenses, $315,000 in legal and professional expenses, $99,000 in insurance expense and $58,000 in other expenses, which were offset by decreases of approximately $52,000 in travel expenses, $49,000 in stock-based compensation and $66,000 in compensation expense.

Research and Development Expense

Research and development expense was approximately $3,544,000 for the three months ended March 31, 2026 compared to approximately $3,243,000 for the comparable period in 2025. The change in research and development expense during the period is primarily attributable to an increase in professional expenses of $240,000, increased headcount expenses of $61,000, drug manufacturing expenditures related to TPI 287 as well as other expenses. R&D expense includes activity related to completing and closing out the clinical trial for Berubicin as enrollment and patient treatment is complete. The decline in Berubicin clinical trial costs offset the increase in expenses above. Our future research and development expense will be dependent on the timing and nature of any new asset we in-license or acquire and the development expenses related to such asset.

Net Loss

The net loss for the three months ended March 31, 2026 was approximately $4,937,000 compared to approximately $4,301,000 for the comparable period in 2025. The change in net loss is primarily attributable to increased research and development costs and increase in professional expenses.

Liquidity and Capital Resources

On March 31, 2026, we had cash of approximately $2,951,000 and we had a working capital deficit of approximately $504,000. We have historically funded our operations from proceeds from debt and equity sales.

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, we are permitted to sell from time to time through AGP, as sales agent or principal, shares of our common stock. During the period ended March 31, 2026, the Company sold 178,933 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $501,000. As of March 31, 2026, the Company sold 447,102 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $23.7 million.

On May 4, 2026, the Company entered into Securities Purchase Agreements (“SPAs”) for a private placement financing that resulted in gross proceeds of approximately $22.5 million. Pursuant to the terms of the securities purchase agreements, the Company sold an aggregate of (i) 650,000 shares of its common stock (“Common Stock”) at a purchase price of $2.30 per share and (ii) pre-funded warrants to purchase 9,143,479 shares of Common Stock at a purchase price of $2.299 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share. The private placement closed on May 5, 2026.

We estimate that with the proceeds from the May 2026 private placement together with our existing cash on hand we have sufficient capital to fund operations beyond twelve months from the issuance of these financial statements. Our strategy is focused on identifying and securing the rights to development stage assets and advancing any assets we obtain the rights to. The timing, cost and ultimate success of which are all difficult to predict and as such the foregoing estimate may prove to be inaccurate. The cost of advancing any drug candidate will require significant additional capital. We have no commitments for such additional needed financing and will likely be required to raise additional capital through the sale of additional equity or debt securities.

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

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $4,649,000 and $3,242,000 for the three months ended March 31, 2026 and 2025, respectively, and mainly included payments made for clinical trial costs, officer compensation, insurance, marketing and professional fees to our consultants, attorneys and accountants.

Cash used in investing activities

Net cash used in investing activities was approximately $6,000 for the three months ended March 31, 2026, related to the purchase of property and equipment. Net cash used in investing activities was $0 for the three months ended March 31, 2025.

Cash provided by financing activities

Net cash provided by financing activities was approximately $405,000 for the three months ended March 31, 2026, related to the sale of common stock, which was partially offset by the repayment of notes payable. Net cash provided by financing activities was approximately $9,828,000 for the three months ended March 31, 2025, related to the sale of common stock, which was partially offset by the repayment of notes payable.

Off-balance Sheet Arrangements

As of March 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting were, and continue to be ineffective, as of March 31, 2026 due to a lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analytical analysis of such data to be performed by the Company.

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

In addition to the other information set forth in this report, you should carefully consider the factors set forth in the section entitled “Risk Factors” in our 2025 Annual Report on Form 10-K, filed with the SEC, which are incorporated herein by reference. The risks described in such reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have not issued any unregistered securities during the quarter ended March 31, 2026.

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

On May 13, 2026, the Company and Christopher Downs, the Company’s Senior Vice President – Finance, entered into a Separation and Severance Agreement, which memorializes the terms of Mr. Down’s separation from service with the Company. Pursuant to the agreement, subject to Mr. Down’s timely execution, non-revocation, and compliance with the agreement’s terms, the Company will provide severance benefits, equal to six months of Mr. Down’s current annualized base salary, paid in accordance with the Company’s regular payroll cycle.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

1.1	Placement Agency Agreement dated May 4, 2026 by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 1.1 to the Company’s Form 8-K filed May 4, 2026)
4.1	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Form 8-K filed May 4, 2026)
10.1	Employment Agreement between Steve O’Loughlin and CNS Pharmaceuticals, Inc. dated February 10, 2026(filed as Exhibit 10.1 to the Company’s Form 8-K filed February 17, 2026)
10.2	Employment Agreement between Christopher Downs and CNS Pharmaceuticals, Inc. dated February 13, 2026(filed as Exhibit 10.2 to the Company’s Form 8-K filed February 17, 2026)
10.3	Employment Agreement between Lynne Kelley and CNS Pharmaceuticals, Inc. dated February 26, 2026(filed as Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2026)
10.4	Separation and Severance Agreement between Sandra Silberman and CNS Pharmaceuticals, Inc. dated February 27, 2026(filed as Exhibit 10.2 to the Company’s Form 8-K filed March 2, 2026)
10.5	Employment Agreement between Eric Faulkner and CNS Pharmaceuticals, Inc. dated February 10, 2026 (filed as Exhibit 10.19 to the Company’s Form 10-K filed March 31, 2026)

10.6	Form of Securities Purchase Agreement dated May 4, 2026 (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 4, 2026)
10.7	Form of Registration Rights Agreement dated May 4, 2026 (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 4, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ Rami Levin	Chief Executive Officer, President	May 14, 2026
Rami Levin	(Principal Executive Officer)

/s/ Steve O’Loughlin	Chief Financial Officer	May 14, 2026
Steve O’Loughlin	(Principal Financial and Accounting Officer)

