Form 10-Q
period 2026-06-30
CNS Pharmaceuticals, Inc.
filed 2026-08-12
CIK 1729427

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 11, 2026 was 1,461,449.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CNS Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$19,985	$7,201
Deferred offering costs	73	45
Prepaid expenses and other current assets	1,865	856
Total current assets	21,923	8,102

Noncurrent Assets:
Prepaid expenses, net of current portion	–	503
Property and equipment, net	15	18
Total noncurrent assets	15	521

Total Assets	$21,938	$8,623

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,738	$3,772
Notes payable	–	328
Total current liabilities	3,738	4,100

Total Liabilities	3,738	4,100

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	–	–
Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2026 and December 31, 2025 and 1,461,449 and 632,516 shares issued and outstanding at June 30, 2026 and December 31, 2025	2	1
Additional paid-in capital	125,998	104,797
Accumulated deficit	(107,800)	(100,275)
Total Stockholders' Equity	18,200	4,523

Total Liabilities and Stockholders' Equity	$21,938	$8,623

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses:
Research and development	$1,201	$1,167	$4,745	$4,410
General and administrative	1,499	1,242	2,930	2,337

Total operating expenses	2,700	2,409	7,675	6,747

Loss from operations	(2,700)	(2,409)	(7,675)	(6,747)

Other income (expense):
Interest income	116	38	160	81
Interest expense	(4)	(4)	(10)	(10)

Total other income (expense)	112	34	150	71

Net loss	$(2,588)	$(2,375)	$(7,525)	$(6,676)

Loss per share - basic	$(0.38)	$(6.42)	$(1.99)	$(22.35)
Loss per share - diluted	$(0.38)	$(6.42)	$(1.99)	$(22.35)

Weighted average shares outstanding - basic	6,838,205	370,127	3,773,970	298,776
Weighted average shares outstanding - diluted	6,838,205	370,127	3,773,970	298,776

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2024	117,796	$–	$90,601	$(84,424)	$6,177
Common stock issued for cash, net	127,582	–	9,033	–	9,033
Stock repurchase during stock split rounding	(13)	–	(1)	–	(1)
Stock-based compensation	–	–	62	–	62
Net loss	–	–	–	(4,301)	(4,301)
Balance, March 31, 2025	245,365	–	99,695	(88,725)	10,970
Common stock issued for cash, net	27,084	–	4,505	–	4,505
Stock issued for warrants exercised	231,964	–	3	–	3
Stock-based compensation	–	–	22	–	22
Net loss	–	–	–	(2,375)	(2,375)
Balance, June 30, 2025	504,413	$–	$104,225	$(91,100)	$13,125

Balance, December 31, 2025	632,516	$1	$104,797	$(100,275)	$4,523
Common stock issued for cash, net	178,933	–	482	–	482
Stock-based compensation	–	–	3	–	3
Net loss	–	–	–	(4,937)	(4,937)
Balance, March 31, 2026	811,449	1	105,282	(105,212)	71
Issuance of common stock and pre-funded warrants, net of offering costs	650,000	1	20,714	–	20,715
Stock-based compensation	–	–	2	–	2
Net loss	–	–	–	(2,588)	(2,588)
Balance, June 30, 2026	1,461,449	$2	$125,998	$(107,800)	$18,200

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025

Cash Flows from Operating Activities:
Net loss	$(7,525)	$(6,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5	84
Depreciation	13	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(647)	(1,061)
Accounts payable and accrued expenses	(34)	(935)
Net cash used in operating activities	(8,188)	(8,586)

Cash Flows from Investing Activities:
Purchase of property and equipment	(10)	–
Net cash used in investing activities	(10)	–

Cash Flows from Financing Activities:
Payments of deferred offering costs	(46)	–
Payments on notes payable	(187)	(176)
Proceeds from exercises, including future exercises, of warrants	7	3
Payments to stockholders for stock split rounding	–	(1)
Proceeds from subscription receivable	–	883
Proceeds from sale of common stock and pre-funded warrants, net	21,208	13,545
Net cash provided by financing activities	20,982	14,254

Net change in cash and cash equivalents	12,784	5,668

Cash and cash equivalents, at beginning of period	7,201	6,461

Cash and cash equivalents, at end of period	$19,985	$12,129

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$10
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Prepaid insurance financed with note payable	$–	$31
Amortization of deferred offering costs to equity	$18	$6

See accompanying notes to the unaudited financial statements.

CNS Pharmaceuticals, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 – Nature of Business

CNS Pharmaceuticals, Inc. (“we”, “our”, the “Company”) is a biotechnology company organized as a Nevada corporation in July 2017. In March 2026, the Company announced a new corporate strategy focused on developing innovative therapies for serious diseases. The Company is leveraging its executive team’s multi-functional experiences across high-value therapeutic areas to execute its new corporate strategy, which also includes pivoting from a singular focus on glioblastoma multiforme and exploring out-licensing opportunities for its legacy assets TPI 287 and Berubicin for which the Company has intellectual property rights under license agreement with Cortice and owns pursuant to a collaboration and asset purchase agreement with Reata.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company, necessary in order to make the condensed financial statements not misleading. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2026. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2025 included in our Form 10-K filed with the SEC on March 31, 2026 (“Form 10-K”). Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Liquidity and Going Concern - Since inception, the Company has a history of net losses and negative cash flows from operations. For the six months ended June 30, 2026, the Company recorded a net loss of approximately $7.5 million and used cash in operations of approximately $8.2 million. As of June 30, 2026, the Company had an accumulated deficit of approximately $107.8 million and cash of approximately $20.0 million. On May 5, 2026, the Company completed a private placement financing resulting in gross proceeds of approximately $22.5 million (see Note 4 – Equity). The Company believes that the net proceeds from this financing, combined with the Company's existing cash resources, are sufficient to fund planned operations beyond twelve months from the date these financial statements are issued. Accordingly, these financial statements have been prepared assuming the Company will continue as a going concern.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The Company did not carry any cash balances in excess of the FDIC limit as of June 30, 2026. The Company has not experienced losses on these accounts and it believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Related Parties - The Company follows Accounting Standards Codification (“ASC”) 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Stock-based Compensation - Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period for stock options and restricted stock units.

Restricted Stock Units (“RSUs”) - Our RSUs vest over two to four years from the date of grant. The fair value of RSUs is the market price of our common stock at the date of grant. The Company reverses any previously recognized compensation cost associated with forfeited RSUs in the period which the forfeiture occurs.

Performance Units (“PUs”) - The PUs vest based on our performance against predefined share price targets and the achievement of Positive Interim Clinical Data as defined by the Board.

Warrants - The Company evaluates all freestanding and embedded warrants to determine whether they meet the criteria for equity classification under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, or if they must be classified as liabilities under ASC 480 or ASC 815-10. The Company evaluated the warrants and concluded they are indexed to the Company's common stock and meet the equity classification criteria under ASC 815-40, as they are settleable in shares and the Company has sufficient shares authorized. The warrants were recorded at fair value upon issuance within stockholders' equity.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Note 3 – Note Payable

On November 8, 2025, the Company entered into a short-term note payable for an aggregate of $0.4 million, bearing interest at 8.24% per year to finance certain insurance policies. Principal and interest payments related to the note will be repaid over an 11-month period with the final payment due on October 8, 2026. As of June 30, 2026 and December 31, 2025, the Company’s note payable balance was de minimis and $0.3 million, respectively. On May 15, 2026, the Company terminated certain insurance policies that were financed by the short-term note payable and was issued a return of the premium that was financed by its short-term note payable, which resulted in a de minimis balance related to other insurance policies financed by the short-term note payable as of June 30, 2026.

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

Common Stock and Pre-Funded Warrants

On May 4, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Investors”), pursuant to which the Investors purchased in a private placement: (i) 650,000 shares of the Company’s common stock at a purchase price of $2.30 per share; and (ii) pre-funded warrants to purchase 9,143,479 shares of common stock (the “Pre-Funded Warrants”) at a purchase price of $2.299 per Pre-Funded Warrant (the “Offering”).

Subject to certain ownership limitations, the Pre-Funded Warrants are exercisable immediately upon issuance into one share of common stock at an exercise price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof) and expire once such Pre-Funded Warrant is fully exercised. The holder of a Pre-Funded Warrant is prohibited from exercising any Pre-Funded Warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% as applicable) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%. The gross proceeds to the Company from the Offering were approximately $22.5 million. Net proceeds, after deducting commissions and other offering expenses, were $20.7 million. As of June 30, 2026, no Investors have exercised their Pre-Funded Warrants.

On July 26, 2024, the Company entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, the Company originally was permitted to sell from time to time through AGP, as sales agent or principal, shares of the Company’s common stock with initial aggregate sales price of up to $5.2 million. On July 30, 2024, the Company increased the aggregate sales price of common stock that may be sold under the AGP ATM Sales Agreement to $25.0 million (not including the original $5.2 million). On March 20, 2025, the Company increased the aggregate sales price of common stock that may be sold under the AGP ATM Sales Agreement to $43.5 million (which amount includes $6.4 million remaining from the $30.2 million set forth above). On September 19, 2025, the Company decreased the sales price of common shares that may be sold under the AGP ATM Sales Agreement to $1.8 million, which amount does not include any shares of common stock sold prior to such date.

On May 13, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (the “Placement Agent”) for the public offering by the Company of (i) 27,084 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 302,295 shares of common stock (the “Pre-Funded A.G.P. Warrants”); and (iii) Series F Warrants to purchase up to an aggregate of 329,381 shares of common stock (the “Common Warrants”). The Common Warrants and Pre-Funded A.G.P. Warrants are collectively referred to herein as the (“Warrants”). The combined purchase price of one share of common stock and one accompanying Common Warrant was $15.18 and the combined purchase price of one Pre-Funded A.G.P. Warrant and one accompanying Common Warrant was $15.17.

Subject to certain ownership limitations, the Warrants are exercisable immediately upon issuance. Each Pre-Funded A.G.P. Warrant is exercisable into one share of common stock at a price per share of $0.001 and expire once such Pre-Funded A.G.P. Warrants are fully exercised. The Common Warrants are exercisable into one share of Common Stock at a price per share of $13.68 and expire five years from Initial Exercise Date. The closing of this offering occurred on May 14, 2025.

The following table summarizes the common stock and pre-funded warrant activity for the six months ended June 30, 2026 and 2025 (in thousands, except share amounts):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Shares	$	Shares	$
Purchase Agreement	650,000	$1,495	–	$–
Pre-Funded Warrants	9,143,479	21,021	–	–
AGP ATM Sales Agreement	178,933	501	127,582	9,033
Common stock and Common Warrant	–	–	27,084	411
Common stock and Pre-Funded A.G.P. Warrants	–	–	302,295	4,586
Total	9,972,412	$23,017	456,961	$14,030

Stock Options

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

On November 17, 2025, the Company held its scheduled 2025 Annual Meeting of Stockholders at which the Company’s stockholders approved amendments to the Company's 2020 Equity Plan including an increase in the number of shares of common stock authorized for issuance under the 2020 Plan by 114,916 shares. As amended, the number of shares of the common stock that may be issued under the 2020 Plan is 115,061 shares (this includes the 114,916 share increase). As of June 30, 2026, there were 38,204 shares of common stock remaining to be issued under the 2020 Plan.

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	19,852	$2,737.78
Granted	–	$–
Exercised	–	$–
Forfeited	(18)	$821,413.00
Expired	(9,763)	$30.00
Outstanding, June 30, 2026	10,071	$3,899.52
Exercisable, June 30, 2026	5,057	$7,975.10

As of June 30, 2026, the outstanding stock options have a weighted average remaining term of 9.37 years and no aggregate intrinsic value.

Stock Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2026:

	Warrants	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2025	333,931	$90.75
Granted	–	$–
Exercised	–	$–
Forfeited	–	$–
Expired	–	$–
Outstanding, June 30, 2026	333,931	$90.75
Exercisable, June 30, 2026	333,931	$90.75

As of June 30, 2026, the outstanding and exercisable warrants have a weighted average remaining term of 3.86 years and had no aggregate intrinsic value.

Restricted Stock Units

The following table summarizes the RSUs activity for the six months ended June 30, 2026:

	RSUs	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2025	17	$93,902.82
Granted	57,000	$3.13
Vested	(10)	$66,643.20
Forfeited	(7)	$133,273.71
Non-vested, June 30, 2026	57,000	$3.13

Performance Units

The following table summarizes the PUs activity for the six months ended June 30, 2026:

	PUs	Weighted-Average Grant Date Fair Value
Non-vested – December 31, 2025	4	$117,000.00
Granted	–	$–
Vested	–	$–
Forfeited/Cancelled	(4)	$117,000.00
Non-vested, June 30, 2026	–	$–

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for the six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$(8)	$8	$(20)	$53
RSUs	10	14	25	31
Total	$2	$22	$5	$84

At June 30, 2026, the Company had $0.2 million of unrecognized stock-based compensation expense related primarily to outstanding RSUs. The Company did not have any unrecognized expense related to PUs.

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

Reata Agreement

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

Cortice Biosciences, Inc. Exclusive License Agreement

On July 29, 2024, the Company entered into an Exclusive License Agreement (the “Cortice Agreements”) with Cortice Biosciences, Inc. (“Cortice”) pursuant to which Cortice granted the Company an exclusive license to the intellectual property rights related to certain patents around the compound TPI 287 in the United States, Canada, Mexico and Japan. The term of the license will expire, other than due to a breach of the Cortice Agreements, at the end of the royalty term with respect to any licensed product in any of the included territories, which begins upon the first commercial sale in such territory and ends on the latest of (i) ten years after such sale, (ii) the expiration of regulatory or marketing exclusivity for such licensed product in such country, or (iii) the expiration of the last to expire valid patent claim in such country covering such licensed product. Pursuant to the Cortice Agreements, the Company agreed to issue Cortice 956 shares of the Company’s common stock upon the closing of the transaction, which occurred on July 29, 2024, and 73 shares of Company common stock upon the receipt of shareholder approval of such issuance as required by the rules of the Nasdaq Stock Market. The Company also agreed to make milestone payments to Cortice in either cash or shares of Company common stock (at Cortice’s option) upon: (i) meeting the primary endpoint of a pivotal trial for a licensed product – either $15.0 million or 686 shares of Company common stock; (ii) FDA acceptance of a New Drug Application for a licensed product – either $30.0 million or 1,371 shares of Company common stock; (iii) the first commercial sale in the United States of a licensed product – either $45.0 million or 2,056 shares of Company common stock; and (iv) the first commercial sale in Japan of a licensed product – either $10.0 million or 343 shares of Company common stock. The Company’s obligation to pay the above milestones in Company common stock is subject to the receipt of shareholder approval as required by the rules of the Nasdaq Stock Market. The Company also agreed to pay Cortice royalties on sales of licensed products of between 3.0%-7.5%. Finally, to the extent Cortice is required to pay any milestone payments to the original holder of the intellectual property rights licensed, the Company has agreed to make such payments to Cortice. As of June 30, 2026, there were no accruals related to the milestone payments.

Note 6 – Earnings Per Share

The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	333,931	404,747	333,931	404,747
RSUs	57,000	18	57,000	18
Stock options	10,071	70	10,071	70
PUs	–	5	–	5

Outstanding pre-funded warrants as of June 30, 2026 are 9,143,479. Pre-funded warrants are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.

Note 7 – Fair Value Measurements

The following table presents information about our financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Bank deposit account	$19,920	$19,920	$–	$–

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Bank deposit account	$6,642	$6,642	$–	$–

Bank deposit accounts are included within cash and cash equivalents in the accompanying balance sheets and are recognized at fair value. As of June 30, 2026 and December 31, 2025, the Company only held Level 1 financial instruments and there were no transfers among levels.

Note 8 – Subsequent Events

On August 11, 2026, Michal Fisher was nominated and appointed to serve as a member of our Compensation Committee. Ms. Fisher was appointed to our Board of Directors on May 4, 2026.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2025, available on the Securities and Exchange Commission's (“SEC”) EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Operating expenses:
Research and development	$1,201	$1,167	$34	2.9%
General and administrative	1,499	1,242	257	20.7%

Total operating expenses	2,700	2,409	291	12.1%

Loss from operations	(2,700)	(2,409)	(291)	12.1%

Other income (expense):
Interest income	116	38	78	205.3%
Interest expense	(4)	(4)	–	–%

Total other income (expense)	112	34	78	229.4%

Net loss	$(2,588)	$(2,375)	$(213)	9.0%

Research and Development Expense

Research and development expenses was approximately $1.2 million for both the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.6 million in clinical costs related to Berubicin is offset by an increase in headcount and related expenses of $0.6 million. R&D expense includes activity related to completing and closing out the clinical trial for Berubicin as enrollment and patient treatment is complete. Our future research and development expense will be dependent on the timing and nature of any new asset we in-license or acquire and the development expenses related to such asset.

General and Administrative Expense

General and administrative expense was approximately $1.5 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.3 million in general and administrative expense was attributable to increases in headcount related expenses of $0.6 million, which is partially offset by a decrease in professional services, including accounting consulting and investor relations fees of $0.3 million.

Other Income (Expense)

Other income (expense) was approximately $0.1 million and $0.03 million for the three months ended June 30, 2026 and 2025, respectively. The increase in other income was mainly due to an increase in interest income due to higher cash balances in our money market accounts.

Comparison of the six months ended June 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Operating expenses:
Research and development	$4,745	$4,410	$335	7.6%
General and administrative	2,930	2,337	593	25.4%

Total operating expenses	7,675	6,747	928	13.8%

Loss from operations	(7,675)	(6,747)	(928)	13.8%

Other income (expense):
Interest income	160	81	79	97.5%
Interest expense	(10)	(10)	–	–%

Total other income (expense)	150	71	79	111.3%

Net loss	$(7,525)	$(6,676)	$(849)	12.7%

Research and Development Expense

Research and development expense was approximately $4.7 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase in research and development expense of $0.3 million is primarily attributable to an increase in personnel related expense, including severance, of $1.1 million and an increase in TPI-287 manufacturing and research costs of $0.5 million. These increases are partially offset by decreases in clinical costs related to Berubicin of $1.3 million. R&D expense includes activity related to completing and closing out the clinical trial for Berubicin as enrollment and patient treatment is complete. Our future research and development expense will be dependent on the timing and nature of any new asset we in-license or acquire and the development expenses related to such asset.

General and Administrative Expense

General and administrative expense was approximately $2.9 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase in general and administrative expense of $0.6 million was attributable to increases of approximately $0.2 million in consulting costs, mainly attributable to business development, $0.3 million in recruiting costs and $0.1 million in severance costs.

Other Income (Expense)

Other income (expense) was approximately $0.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The increase in other income was mainly due to an increase in interest income due to higher cash balances in our money market accounts.

Liquidity and Capital Resources

On June 30, 2026, we had cash of approximately $20.0 million and we had a working capital surplus of approximately $18.2 million. We have historically funded our operations from proceeds from debt and equity sales.

On July 26, 2024, we entered into a Sales Agreement (the “AGP ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the terms of the AGP ATM Sales Agreement, we are permitted to sell from time to time through AGP, as sales agent or principal, shares of our common stock. During the period ended June 30, 2026, the Company sold 178,933 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $0.5 million. As of June 30, 2026, the Company sold 447,102 shares of common stock pursuant to the AGP ATM Sales Agreement for net proceeds of approximately $23.7 million since entering into the Sales Agreement in July 2024.

On May 4, 2026, we entered into a Purchase Agreement for a private placement financing that resulted in gross proceeds of approximately $22.5 million. Pursuant to the terms of the Purchase Agreement, we sold an aggregate of (i) 650,000 shares of our common stock at a purchase price of $2.30 per share and (ii) pre-funded warrants to purchase 9,143,479 shares of common stock at a purchase price of $2.299 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per share. The private placement closed on May 5, 2026.

We believe that the net proceeds from this financing, combined with our existing cash resources, are sufficient to fund planned operations beyond twelve months from the date these financial statements are issued. Our strategy is focused on identifying and securing the rights to development stage assets and advancing any assets we obtain the rights to. The timing, cost and ultimate success of which are all difficult to predict and as such the foregoing estimate may prove to be inaccurate. The cost of advancing any drug candidate will require significant additional capital. We have no commitments for such additional needed financing and will likely be required to raise additional capital through the sale of additional equity or debt securities.

We will need to raise significant additional capital in the future in order to meet our future obligations and execute our business plan. If we are unable to execute our business plan, we will be required to develop and implement an alternative plan to further extend payables, reduce overhead or scale back our business plan until sufficient additional capital is raised to support further operations and the execution of our business plan. There can be no assurance that such a plan will be successful and if it is not successful we may need to cease operations entirely.

Summary of Cash Flows

Cash used in operating activities

Net cash used in operating activities was approximately $8.2 million and $8.6 million for the six months ended June 30, 2026 and 2025, respectively, and mainly included payments made for clinical trial costs, officer compensation, insurance, consulting fees, attorneys and accountants.

Cash used in investing activities

Net cash used in investing activities was de minimis for the six months ended June 30, 2026 and 2025, respectively.

Cash provided by financing activities

Net cash provided by financing activities was approximately $21.0 million and $14.3 million for the six months ended June 30, 2026 and 2025, respectively. Net cash provided by financing activities for the six months ended June 30, 2026 included proceeds from the Offering, partially offset by the repayments on the notes payable. Net cash provided by financing activities for the six months ended June 30, 2025 related to the sale of common stock and proceeds from our subscription receivable related to the AGP ATM Sales Agreement, which were partially offset by the repayments of notes payable.

Off-balance Sheet Arrangements

As of June 30, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Purchase Commitments

We do not have any material commitments for capital expenditures, although we are required to pay certain milestones fees to Reata and Cortice as described in Note 5 - Commitments and Contingencies to the financial statements included elsewhere in this Form 10-Q.

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

Under the supervision, and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2026, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were, and continue to be, ineffective because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties (resulting from the limited number of personnel available), limited access to timely and complete information regarding the status of costs incurred in the activation of investigational sites and costs from treating patients in our study, which is a result of the use of a third-party Contract Research Organization (“CRO”) to manage the study, and the lack of formal documentation of our control environment. Management is commencing actions to address the lack of formal documentation of our control environment, although this will not address the lack of segregation of duties. Management is also working with the CRO to improve the timeliness and completeness of the data reported to the Company to address this material weakness, as well as conducting increased analysis of such data to be performed by the Company.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1305) or combination of control deficiencies that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Other than as described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as previously disclosed on Form 8-K, we have not issued any unregistered securities during the quarter ended June 30, 2026.

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

On August 11, 2026, Michal Fisher was nominated and appointed to serve as a member of our Compensation Committee. Ms. Fisher was appointed to our Board of Directors on May 4, 2026.

On August 12, 2026, the Company entered into indemnification agreements with each of its directors and executive officers.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
1.1	Placement Agency Agreement dated May 4, 2026 by and between CNS Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 1.1 to the Company’s Form 8-K filed May 4, 2026)
4.1	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Form 8-K filed May 4, 2026)
10.1	Form of Securities Purchase Agreement dated May 4, 2026 (filed as Exhibit 10.1 to the Company’s Form 8-K filed May 4, 2026)
10.2	Form of Registration Rights Agreement dated May 4, 2026 (filed as Exhibit 10.2 to the Company’s Form 8-K filed May 4, 2026)
10.3	Separation and Severance Agreement dated May 13, 2026 between Christopher Downs and CNS Pharmaceuticals, Inc.
10.4	Form of Indemnification Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

______________

*	Filed herewith.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS PHARMACEUTICALS, INC.

SIGNATURE	TITLE	DATE

/s/ Rami Levin	Chief Executive Officer, President	August 12, 2026
Rami Levin	(Principal Executive Officer)

/s/ Steve O’Loughlin	Chief Financial Officer	August 12, 2026
Steve O’Loughlin	(Principal Financial and Accounting Officer)

